Form 10-Q
period 2015-07-31
Gushen, Inc
filed 2015-09-10
CIK 1639327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 333-193565

Gushen, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1203, 12/F, HIP Kwan Commercial Building,

38 Pitt Street, Yau Ma Tei, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 2155-0335

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015

Common Stock, $.0001 par value	28,930,000

GUSHEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2015 AND APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of July 31, 2015	As of April 30, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,911	$59,649
TOTAL ASSETS	$50,911	$59,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$1,500	$-
Amount due to a director	9,460	16,000
TOTAL LIABILITIES	$10,960	$16,000

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001;
Authorized: 200,000,000
None issued and outstanding	-	-
Common stock – Par value $ 0.0001;
Authorized: 600,000,000
Issued and outstanding: 28,930,000	2,893	2,893
Additional paid-in capital	42,957	42,957
Accumulated deficit	(5,899)	(2,201)
TOTAL STOCKHOLDERS’ EQUITY	$39,951	$43,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,911	$59,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended July 31, 2015

REVENUE	$-

COST OF SERVICE	-

GROSS PROFIT	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,698

LOSS BEFORE INCOME TAX	(3,698)

INCOME TAX EXPENSE	-

NET LOSS	(3,698)

Net loss per share, basic and diluted:	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	28,930,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of April 30, 2015 (audited)	28,930,000	$2,893	$42,957	$(2,201)	$43,649

Net loss	-	-	-	(3,698)	(3,698)

Balance as of July 31, 2015 (Unaudited)	28,930,000	2,893	42,957	(5,899)	39,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,698)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accrued liabilities	1,500

Net cash flows used in operating activities	(2,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to a director	(6,540)

Net cash flows used in financing activities	(6,540)

Net changes in cash and cash equivalents	(8,738)
Cash and cash equivalents, beginning of period	59,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,911

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of April 30, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amendment No. 2 to Form S-1 for the period from March 9, 2015 (inception) to April 30, 2015.

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015 in the state of Nevada. The Company is a development stage company that intends to provide managerial assistance services for small and medium enterprises (“SMEs”) in their early stage of operations through its subsidiary, Gushen Holding Limited, which incorporated in the Republic of Seychelles. The Company attempts to assist the SMEs which are recently established and at an early stage of operations, but will not participate in the Board of the SMEs or making business decision. The primary purpose behind focusing on providing services to companies at this early stage of development will be for the Company to establish and nurture long-term relationship with clients during their growth and development.

3.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

.

As of July 31, 2015, the Company suffered an accumulated deficit of $5,899 and had no revenue or committed sources of capital or financing for the reporting period. While the Company has not generated revenues from its services, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Seychelles maintains its books and record in Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended	As of and for the period ended
	July 31, 2015	April 30, 2015

Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company's financial instruments: cash and cash equivalents and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

5.	STOCKHOLDERS’ EQUITY

As of July 31, 2015, there are 28,930,000 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of July 31, 2015.

6.	INCOME TAXES

For the three months ended July 31, 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

Three months ended
July 31, 2015

Tax jurisdictions from:
- Local	(3,635)
- Foreign, representing Seychelles	(63)

Loss before income tax	(3,698)

The provision for income taxes consisted of the following:

Three months ended
July 31, 2015
Current:
- Local	-
- Foreign	-

Deferred:
- Local	-
- Foreign	-

Income tax expense	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2015, the operations in the United States of America incurred $4,414 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $1,545 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. Gushen Holding Limited did not do business in Seychelles for the three months ended July 31, 2015, and it does not intend to do business in Seychelles in the future. For the three months ended July 31, 2015, Gushen Holding Limited incurred a net operating loss of $63.

7.	AMOUNT DUE TO A DIRECTOR

As of July 31, 2015, amount due to a director represented the temporary advances made to the Company by the director of the Company, Mr. Cheung Yat Kit, which is unsecured, interest-free and repayable on demand.

8.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2015 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.2, dated July 23, 2015, for the year ended April 30, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.2, dated July 23, 2015, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Gushen, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 9, 2015. Gushen is a development stage company that intends to provide managerial and IT support to start-ups companies as well as small and medium enterprises (“SMEs”) to assist them in their early stages of operations as they expand and grow their own company.

Gushen Inc. is a holding company which operates exclusively through its wholly owned subsidiary, Gushen Holding Limited. Gushen Holding Limited was incorporated in the Republic of Seychelles, however at this time any and all physical operations take place in Hong Kong. Gushen Inc. shares the same business plan as Gushen Holding Limited and any reference to one or the other is synonymous when referencing the business plan or plan of operations.

Gushen attempts to assist companies that are just getting off the ground and that are at an early stage of operations, but will not rule out business that are a little further along. The primary purpose behind focusing on companies at this early stage of development will be for Gushen, Inc. to establish and nurture long-term lasting relationships with our clients as they grow and develop. Gushen will initially target companies located in Hong Kong.

Results of Operation

For the three months period ended July 31, 2015

Revenues

We have not earned any revenues during the three months ended July 31, 2015.

General and administrative expenses

We incurred a total of $3,698 general and administrative expenses during the three months ended July 31, 2015. The general and administrative expenses are mainly comprised of incorporation costs and review fee for this Form 10-Q. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three months ended July 31, 2015, we had generated $0 in revenues and incurred a total net loss of $3,698.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended July 31, 2015, the cash flows used in operating activities was $2,198. Our net loss for the period was the reason for our negative operating cash flow.

Cash Used In Financing Activities

For the three months ended July 31, 2015, the cash used in financing activities was $6,540 which mainly attributed from the repayment to a director of the Company.

As of July 31, 2015, we had total current assets and total current liabilities of $50,911 and $10,960, respectively with a positive working capital of $39,951.

Going Concern

As of July 31, 2015, the Company suffered an accumulated deficit of $5,899 and had no revenue or committed sources of capital or financing for the reporting period. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2015.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

The above referenced issuances of the Company’s securities were not registered under the Securities Act of 1933, and we relied on exemptions pursuant to Regulation S promulgated under the Securities Act of 1933 for such issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.
(Name of Registrant)

Date: September 10, 2015	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: September 10, 2015	By:	/s/ Cheung Yat Kit
	Title:	Director