Form 10-Q
period 2015-10-31
Gushen, Inc
filed 2015-12-15
CIK 1639327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2015

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

Large Accelerated File ☐        Accelerated Filer  ☐        Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, $.0001 par value	28,930,000

GUSHEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2015 AND APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of
	October 31, 2015	April 30, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,513	$59,649
TOTAL ASSETS	$52,513	$59,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,500	-
Amount due to a director	9,460	16,000
TOTAL LIABILITIES	17,960	16,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common stock, $0.0001 par value; 600,000,000 shares authorized; 28,930,000 shares issued and outstanding as of October 31, 2015 and April 30, 2015	2,893	2,893
Additional paid-in capital	42,957	42,957
Accumulated deficit	(11,297)	(2,201)
TOTAL STOCKHOLDERS’ EQUITY	$34,553	$43,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,513	$59,649

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended October 31, 2015	Six Months Ended October 31, 2015

REVENUE	$3,800	$3,800

COST OF REVENUE	(1,800)	(1,800)

GROSS PROFIT	2,000	2,000

OPERATING EXPENSES:
General and administrative	(7,398)	(11,096)

LOSS BEFORE INCOME TAX	(5,398)	(9,096)

Income tax expense	-	-

NET LOSS	(5,398)	(9,096)

Net loss per share, basic and diluted:	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	28,930,000	28,930,000

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of April 30, 2015 (audited)	28,930,000	$2,893	$42,957	$(2,201)	$43,649

Net loss	-	-	-	(9,096)	(9,096)

Balance as of October 31, 2015 (Unaudited)	28,930,000	2,893	42,957	(11,297)	34,553

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Six Months Ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,096)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	8,500

Net cash flows used in operating activities	(596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to a director	(6,540)

Net cash flows used in financing activities	(6,540)

Net changes in cash and cash equivalents	(7,136)
Cash and cash equivalents, beginning of period	59,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,513

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended October 31, 2015 are not necessarily indicative of the results for the year ending April 30, 2016 or any period thereafter.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amendment No. 2 to Form S-1 for the period from March 9, 2015 (inception) to April 30, 2015.

2.	ORGANIZATION AND BUSINESS BACKGROUND

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015 in the state of Nevada. The Company is a development stage company with nominal operations. The principal activities of the Company is the provision of managerial assistance services including administrative and IT support services for small and medium enterprises (“SMEs”) in their early stage of operations through its subsidiary, Gushen Holding Limited, which incorporated in the Republic of Seychelles. The Company attempts to assist the SMEs which are recently established and at an early stage of operations, but will not participate in board of the SMEs or making business decision. The primary purpose behind focusing on providing services to companies at this early stage of development will be for the Company to establish and nurture long-term relationships with clients during their growth and development.

3.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of October 31, 2015, the Company suffered an accumulated deficit of $11,297 and incurred a continuous net operating loss of $9,096 for the six months ended October 31, 2015. Although the Company has generated revenues from its services, the Company’s cash position may not be significant enough to support the Company’s daily operations. The continuation of the Company as a going concern through April 30, 2016 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

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

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

In accordance to Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

The Company derives its revenue from provision of IT consulting and support service based upon the customer’s specifications. The services are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue when services are performed and accepted by the customers.

Cost of revenues

Cost of revenues represented the purchase costs of computer hardware for re-sale to customer.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

As of and for the six months ended October 31, 2015

Period-end / average HK$ : US$1 exchange rate	7.75

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718).   The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

5.	INCOME TAXES

For the six months ended October 31, 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

Six months ended
October 31, 2015

Tax jurisdictions from:
- Local	$(9,904)
- Foreign, representing Seychelles	808
Loss before income tax	$(9,096)

The provision for income taxes consisted of the following:

Six months ended
October 31, 2015
Current:
- Local	$-
- Foreign	-

Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2015, the operations in the United States of America incurred $10,682 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $3,739 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. Gushen Holding Limited did not do business in Seychelles for the six months ended October 31, 2015, and it does not intend to do business in Seychelles in the future.  For the six months ended October 31, 2015, Gushen Holding Limited had a net operating income of $808.

6.	AMOUNT DUE TO A DIRECTOR

As of October 31, 2015, the director of the Company advanced $9,460 to the Company, which is unsecured, interest-free and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

7.	CONCENTRATIONS OF RISKS

(a) Major customers

For the three and six months ended October 31, 2015, there was one customer who accounted for 100% of the Company’s revenues with no account receivable balance at period-end.

(b) Major vendors

For the three and six months ended October 31, 2015, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $1,800 at period-end.

8.	COMMITMENTS AND CONTINGENCIES

As of October 31, 2015, there were no commitments or contingencies involved.

9.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2015 up through the date the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable.

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

Results of Operation

For the three months period ended October 31, 2015 and the six months period ended October 31, 2015

Revenues

We have revenues amount of $3,800 for the three and six months ended October 31, 2015 The revenue mainly represented the provision of IT consulting and support service based upon the customer’s specifications.

General and administrative expenses

We incurred a total of $7,398 and $11,096 general and administrative expenses for the three and six months ended October 31, 2015, respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee . The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three and six months ended October 31, 2015, we incurred a total net loss of $5,398 and $9,096, respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended October 31, 2015, the net cash flows used in operating activities was $596 comprising of net loss of $9,096 and increase in accounts payable and accrued liabilities of $8,500.

Cash Used In Financing Activities

For the six months ended October 31, 2015, the cash used in financing activities was $6,540 which mainly attributed from the repayment to a director of the Company.

As of October 31, 2015, we had total current assets and total current liabilities of $52,513 and $17,960, respectively with a positive working capital of $34,553.

Going Concern

As of October 31, 2015, the Company suffered an accumulated deficit of $11,297 and incurred a continuous net operating loss of $9,096 for the six months ended October 31, 2015.These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2015.

Contractual Obligations and Commitments

As of October 31, 2015, the Company has no contractual obligations and commitments involved.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GUSHEN, INC.
(Name of Registrant)

Date: December 15, 2015	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: December 15, 2015	By:	/s/ Cheung Yat Kit
	Title:	Director