Form 10-Q
period 2016-01-31
Gushen, Inc
filed 2016-03-08
CIK 1639327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

Large Accelerated Filer     ☐      Accelerated Filer     ☐      Non-accelerated Filer     ☐      Smaller reporting company     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2016
Common Stock, $.0001 par value	28,993,750

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of January 31, 2016 and April 30, 2015 (audited)	F-1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2016	F-2

	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended January 31, 2016	F-3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended January 31, 2016	F-4

	Notes to the Condensed Consolidated Financial Statements	F-5 – F-10

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	6

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	6

ITEM 4.	MINE SAFETY DISCLOSURES	6

ITEM 5.	OTHER INFORMATION	6

ITEM 6.	EXHIBITS	6

SIGNATURES		7

GUSHEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2016 AND APRIL 30, 2015

	As of
	January 31, 2016	April 30, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Restricted cash	94,935	-
Cash and cash equivalents	$12,376	$59,649
TOTAL ASSETS	$107,311	$59,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,900	-
Amount due to a director	21,201	16,000
TOTAL LIABILITIES	26,101	16,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock , $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common stock , $ 0.0001 par value; 600,000,000 shares authorized; 28,993,750 and 28,930,000 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	2,899	2,893
Additional paid-in capital	93,951	42,957
Accumulated deficit	(15,640)	(2,201)
TOTAL STOCKHOLDERS’ EQUITY	$81,210	$43,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,311	$59,649

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

	Three Months Ended January 31, 2016	Nine Months Ended January 31, 2016

REVENUE	$-	$3,800

COST OF REVENUE	-	(1,800)

GROSS PROFIT	-	2,000

OPERATING EXPENSES:
General and administrative	(4,343)	(15,439)

LOSS BEFORE INCOME TAX	(4,343)	(13,439)

Income tax expense	-	-

NET LOSS	(4,343)	(13,439)

Net loss per share, basic and diluted:	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	28,962,215	28,940,738

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

Nine Months Ended January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,439)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,900
Net cash used in operating activities	(8,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(94,935)

Net cash used in investing activities	(94,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a director	5,201
Proceeds from initial public offering	51,000
Net cash provided by financing activities	56,201

Net changes in cash and cash equivalents	(47,273)
Cash and cash equivalents, beginning of period	59,649
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,376

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-
Cash paid for interest paid	$-

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of April 30, 2015 (audited)	28,930,000	$2,893	$42,957	$(2,201)	$43,649

Shares issued in initial public offering	63,750	6	50,994	-	51,000
Net loss for the period	-	-	-	(13,439)	(13,439)
Balance as of January 31, 2016 (Unaudited)	28,993,750	2,899	93,951	(15,640)	81,210

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

In the opinion of management, the consolidated balance sheet as of April 30, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended January 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2016 or any period thereafter.

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

As of January 31, 2016, the Company suffered an accumulated deficit of $15,640 and incurred a continuous net operating loss of $13,439 for the nine months ended January 31, 2016. Although the Company has generated revenues from its services, the Company’s cash position may not be significant enough to support the Company’s daily operations. The continuation of the Company as a going concern through April 30, 2016 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

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

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

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

As of and for the nine months ended January 31, 2016

Period-end / average HK$ : US$1 exchange rate	7.75

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory. The standard requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance under which inventory must be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company does not expect a material impact to its consolidated financial statements due to the adoption of this guidance.

In November 2015, the FASB issued guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet selected an adoption method and is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2016, the FASB issued guidance that amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The standard generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for various provisions of the standard. The Company does not expect a material impact to its consolidated financial statements due to the adoption of this guidance.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

In February 2016, the FASB issued guidance that will require organizations that lease assets to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect a material impact to its consolidated financial statements due to the adoption of this guidance.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

5.	RESTRICTED CASH

As of January 31, 2016, the Company had $94,935 (equivalent to HK$740,500) of restricted cash held in escrow with a designated consultancy company, Calvary Consultant Limited which incorporated in Hong Kong, being a deposit for the purchase of 100% of the issued and outstanding shares of Parkson International Finance Limited (“Parkson”), a company which incorporated in Hong Kong and has a money lenders license registered in Hong Kong. Pursuant to the sales & purchase agreement, the purchase consideration is $189,780 (equivalent to HK$1,481,000). The escrowed funds will be released upon (1) the Company has completed its due diligence on Parkson, (2) the change of the directors of Parkson, and (3) delivery of all the issued and outstanding shares of Parkson to the Company. All the escrowed funds shall return to the Company if the acquisition cannot be completed by the fiscal year ended April 30, 2016.

6.	INCOME TAXES

For the nine months ended January 31, 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

Nine months ended
January 31, 2016

Tax jurisdictions from:
- Local	$(14,177)
- Foreign, representing
Seychelles	738

Loss before income tax	$(13,439)

The provision for income taxes consisted of the following:

Nine months ended
January 31, 2016
Current:
- Local	$-
- Foreign	-

Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2016, the operations in the United States of America incurred $14,956 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $5,235 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. Gushen Holding Limited did not do business in Seychelles for the nine months ended January 31, 2016, and it does not intend to do business in Seychelles in the future.  For the nine months ended January 31, 2016, Gushen Holding Limited had a net operating income of $738.

7.	AMOUNT DUE TO A DIRECTOR

As of January 31, 2016, the director of the Company advanced $21,201 to the Company, which is unsecured, interest-free and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

8.	CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended January 31, 2016, there was no customer who accounted for 10% or more of the Company’s revenues with no accounts receivable balance at period-end.

For the nine months ended January 31, 2016, there was one customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end.

(b) Major vendors

For the three months ended January 31, 2016, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at period-end.

For the nine months ended January 31, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $1,800 at period-end.

9.	COMMITMENTS AND CONTINGENCIES

As of January 31, 2016, there were no commitments or contingencies involved.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2016 up through the date the Company presented this condensed consolidated financial statements. There was no subsequent event that required recognition or disclosure.

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

As mentioned in our Form S-1, the Company intends to assist any future clients through various methods beyond just capital support, although that may be included. In order to provide capital support for SMEs in Hong Kong, the Company is planning to acquire a company with a money lenders license registered in Hong Kong. The licensing of money lenders and regulation of money-lending transactions are governed by the Money Lenders Ordinance, Chapter 163 of the Laws of Hong Kong.

Results of Operation

For the three months period ended January 31, 2016 and the nine months period ended January 31, 2016

Revenues

We have revenues of $0 and $3,800 for the three and nine months ended January 31, 2016, respectively. The revenue mainly represented the provision of IT consulting and support service based upon the customer’s specifications.

General and administrative expenses

We incurred a total of $4,343 and $15,439 general and administrative expenses for the three and nine months ended January 31, 2016, respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee . The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three and nine months ended January 31, 2016, we incurred a total net loss of $4,343 and $13,439, respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended January 31, 2016, the net cash used in operating activities was $8,539 comprising of net loss of $13,439 and increase in accounts payable and accrued liabilities of $4,900.

Cash Used In Investing Activities

For the nine months ended January 31, 2016, the net cash used in investing activities was $94,935 comprising of change in restricted cash for business acquisition.

Cash Provided by Financing Activities

For the nine months ended January 31, 2016, the net cash provided by financing activities was $56,201 which comprised of advances from a director of $5,201 and the proceeds from initial public offering of $51,000.

As of January 31, 2016, we had total current assets and total current liabilities of $107,311 and $26,101, respectively with a positive working capital of $81,210.

As of February 2, 2016, the Company announced the completion of the public offering, whereby it sold 88,750 common shares at $0.8 per share for total gross proceeds of $71,000.

Going Concern

As of January 31, 2016, the Company suffered an accumulated deficit of $15,640 and incurred a continuous net operating loss of $13,439 for the nine months ended January 31, 2016.These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2016.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

10.1	Form of Subscription Agreement for the aggregate offering of 2,000,000 shares of common stock (incorporated by reference herein to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 Amendment No.2 filed with the SEC on July 23, 2015)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.
(Name of Registrant)

Date: March 8, 2016	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President,
Secretary, Treasurer, Director (Principal
Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: March 8, 2016	By:	/s/ Cheung Yat Kit
	Title:	Director