Form 10-K
period 2016-04-30
Gushen, Inc
filed 2016-07-25
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 333-204600

Gushen, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1701-1703, 17/F, The Metropolis Tower,

10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong

 (Address of principal executive offices, including zip code)

Registrant’s phone number, including area code

(852) 2665-2273

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016

Common Stock, $.0001 par value	29,018,750

Gushen Inc.

FORM 10-K

For the Fiscal Year Ended April 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Gushen” are references to Gushen Inc, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Business Overview

Gushen, Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on March 9, 2015.

Gushen, Inc. is a holding Company operating through its wholly owned subsidiary, Gushen Holding Limited.

Gushen Holding Limited was incorporated in Seychelles, however at this time any and all physical operations take place in Hong Kong.

The Company’s executive offices are located at Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong.

Gushen is a developmental stage company that intends to provide managerial and IT support to start-ups as well as SME (small and medium enterprises) to assist them in their early stages of operations as they expand and grow their own company. The Company attempts to assist the SMEs which are recently established and at an early stage of operations, but will not participate in board of the SMEs or making business decision.

Gushen will attempt to assist companies that are just getting off the ground and that are at an early stage of operations, but will not rule out business that are a little further along. The primary purpose behind focusing on companies at this early stage of development will be for Gushen to establish and nurture long-term lasting relationships with our clients as they grow and develop. Gushen will initially target companies located in Hong Kong.

For business activities, the Company offers the following IT and managerial services to clients:

●	Information systems planning and design

●	Computer hardware and software evaluation

●	Selection and implementation of various technologies

●	Internet and web site strategy

●	Alternative to hiring full-time IT professionals

●	Guidance and counsel related to management and business operations

●	Assistance related to effective cost control

●	Handling of minor business dilemmas

●	Provision of education and training to clients’ staff

●	Advisory to clients’ existing human resources department

Business plan

One of the largest hurdles for a new company to overcome on their path to profitability is inexperienced management. Many business owners have excellent ideas and a certain area of expertise, but that does not mean that they have the business experience to properly operate and head towards long term success without assistance. Gushen intends to provide that assistance in terms of the human capital necessary to cultivate the business and operations of clients so that they may reach a higher level of success and profitability.

Gushen intends to provide business and technology services and solutions to capital and commodity market participants, intermediaries and regulators. Our offerings will help our clients to grow and enhance their organizations, create robust and transparent infrastructures, manage operating costs, and foster innovation.

In order to achieve these goals Gushen intends to hire select candidates from a pool of highly qualified individuals with the experience and competency needed to succeed in a constantly changing business environment. In particular, the company will focus upon individuals who are bilingual in order to allow us to conduct operations both domestically and internationally. We believe that focusing upon a single nation is a mistake as business continue their push towards globalization. Gushen, Inc. intends to retain relevance by offering services to businesses of as many foreign countries as possible. In the interest of attracting and maintaining this diverse personnel Gushen intends to use job seeker websites and various other internet job search engines to fill the vacant positions within the company.

Business activities

IT support services

“A lower-level, in-house IT salary ranges from $50,000 to $80,000 with salaries considerably higher for specialized techs,” said Jason Kelly, director of customer success at security firm KnowBe4. “The break point for a company to hire an in-house IT person usually kicks in between 25 and 50 staff.”

We believe one of our most important services will be our small business IT support program. While it would be ideal to have IT professionals in-house to help with day-to-day computer support issues, it would also be prohibitively costly for many smaller companies. Gushen, Inc. offers an affordable alternative to hiring full-time IT professionals. Whether you need an IT support tech to diagnose a problem, or want expert IT management to develop a technology path forward for the company, Gushen intends to hire highly skilled information technology professionals who can serve as your business’ IT team without the prohibitive costs associated with a full-time employee. We plan to provide top-tier, certified small business tech support without the high costs and hassle of managing things in-house. Our IT consulting services may include, but will not be limited to, information systems planning and design, computer hardware and software evaluation, selection and implementation of various technologies, and internet and web site strategy.

Managerial support

Our primary area of assistance will almost invariably be providing managerial assistance to our clients. There will likely be other areas of assistance included in every agreement but this is the one area around which all of our other services will revolve. Managerial assistance in these instances means, among other things, that through our directors, officers and employees we will provide significant guidance and counsel regarding the management, operations, business objectives, and policies of our client companies. That can include the preparation and implementation of business and marketing plans if desired. We will also place a heavy emphasis upon the operations process and workflow analysis. Oftentimes with a bit of direction from an experienced source a new company will skip the awkward learning stage commonly associated with an owner new to the business environment figuring out how to conduct operations. With Gushen, Inc. such worries will be alleviated by our planned skillful and professional team of individuals who can provide assistance to companies in virtually every field of business.

Gushen intends to assist any future clients through various methods beyond just capital support, although that may be included. The Company believes that through offering exemplary service and professional assistance that we will be able to reduce the costs incurred by our clients and accelerate their progress towards bringing their business to the public marketplace. This will be done primarily through managerial assistance, marketing resources, and technological collaboration. In addition, Gushen intends to teach clients how to explore cost effective manners of achieving their goals and thereby increase profitability and save capital that could best be used to suit their other business purposes.

Many smaller companies face the largely unanticipated hurdle of dealing with minor business dilemmas not associated with their core business operations. This can include providing services like receipt of letters and envelops, mailing, scheduling, accounting and payroll, preparation of minutes or resolutions, etc. Of course it is not limited to these examples, but overall the minor everyday details that can go into operating a small business are often completely unanticipated and business owners are not prepared to deal with them. Gushen, Inc. intends to provide the support for these clients and assist them in these everyday processes, or if desirable may even opt to handle these minor details for our clients.

Sometimes just educating a managerial staff is not adequate to meet the high level of requirements many businesses in particularly competitive environments demand. In these cases, and upon request by other smaller business entities, we will assist with the education and training of various members of our clients’ staff so that they may achieve the level of competence required to perform their tasks optimally. This will most likely be accomplished through connecting the employee with a third party educational institution, assisting with the selection of coursework and tailoring the program to the needs of the individual and company as a whole.

For our more mid-sized clients we anticipate it will be necessary to shift our focus from broad managerial training to more specialized services. To this end we will have a unique offering in place to advise, and improve upon, the company’s existing human resources department. Unfortunately, so many companies fail because of lawsuits, human rights violations, harassment of various nature, and any number of offenses that could be prevented by a well informed and prepared human resources department. Through providing the tools necessary for human resources to educate their employees, and the knowledge base our future staff will provide to help human resource departments handle emerging problems in the most effective and expedient manner for their parent company we hope to minimize work related incidents and help our clients focus upon what should be most important: their business.

In some cases, all that’s stopping a company from achieving the next level of profitability is the simple fact that they are struggling to raise the funds needed to progress their business. We know it can be intimidating to use a crowd funding source where shares of a company are sold to investors, but here at Gushen we aim to educate our clients and help them see why this may be the ideal solution to address all of their capital requirements. Our director’s know how to get a business on a crowd funding intermediary, how to ensure that management retains control of the company no matter how much common stock is sold, and how to maximize the profits of any equity offering. Our staff will be able to simplify the process significantly, and help any company make a strong attempt at meeting their capital requirements. At present, however, we do not have a formalized process through which we will take our clients on a crowdfunding platform and our assistance will be limited to an advisory capacity.

It should be noted we are not engaging in any crowdfunding business and will not be profiting off of any monies raised through our future clients’ potential crowdfunding campaigns. We may, however, in an advisor capacity, assist future clients with listing their Companies on such platforms in order to raise funds. The knowledge our current officers and directors have of crowdfunding is very limited and limited only to the research that they have conducted through online search engines as to how crowdfunding works on varying platforms. Our involvement as advisors to our future clients relating to crowdfunding is aspirational in nature.

In short, Gushen is essentially going to be a one stop shop for all the needs of a growing or emerging business. We intend to assist by providing managerial training, IT support, education and training of staff, and so much more. In the ever evolving global marketplace it’s important to take any advantage you can to get your company’s name out there. While many competitors are struggling to find their footing and develop their path to success, here at Gushen we’ve done all the heavy lifting already and can give any existing business a leg up above the competition with the assistance of our skilled, highly educated, and professional staff of business experts.

Marketing

In order to be successful and acquire clients Gushen intends to use various online marketing platforms to spread awareness of our services and find interested customers. In addition, we may use more traditional methods by placing advertisements in print and paper magazines and newspapers. Once a sizeable client base has been acquired it is important that every single one feel that they are a priority to our company and to that end we intend to increase our staff as our workload increases in order to ensure that every customer is receiving exemplary service and sufficient attention for their varying needs.

Competition

The industry in which Gushen competes is highly competitive. Many Companies offer similar services to assist with management and IT support. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service.

Customers

For the year ended April 30, 2016, the Company has generated $3,800 revenue from one client under the ordinary course of business of Gushen. The revenue mainly represented the provision of IT consulting and support service based upon the customer’s specifications.

Employees

As of April 30, 2016 we have two employees, one of which is our President, CEO, CFO and Director while the other is our second Director.

Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/ or director.

During the initial implementation of our business plan, we intend to hire independent consultants to assist in the development and execution of our business operations.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of April 30, 2016, we had 29,018,750 shares of our Common Stock par value, $.0001 issued and outstanding. There were 49 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Globex Transfer, LLC, with an address at 780 Deltona Blvd., Suite 202 Deltona, FL 32725 and telephone number is +1 (813) 344-4490.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

There are no unregistered sales of equity securities during the fiscal year ended April 30, 2016.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended April 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

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

As of April 30, 2016 and April 30, 2015, our accumulated deficits were $34,505 and $2,201 respectively. Our stockholders’ equity were $82,345 and $43,649 respectively. We have so far generated $3,800 in revenue. Our losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended April 30, 2016 compared with the period ended April 30, 2015

Revenues

The Company generated revenue of $3,800 for the year ended April 30, 2016 as compared to revenue of $NIL for the period ended April 30, 2015. The revenue mainly represented the provision of IT consulting and support service based upon the customer’s specifications.

General and Administrative Expenses

General and administrative expenses for the year ended April 30, 2016 amounted to $34,304 as compared to $2,201 for the period ended April 30, 2015, an increase of $32,103. The expenses for the year ended April 30, 2016 were primarily consisted of audit and review fees, filing fees, and professional fees. For the period ended April 30, 2015, all general and administrative expenses were related to the formation of our Company and initializing operations.

Net Loss

The net loss for the year was $32,304 for the year ended April 30, 2016 as compared to $2,201 for the period ended April 30, 2015. The net loss mainly derived from the general and administrative expenses incurred. Furthermore, the reason for the loss was due to minimal revenue being generated.

Liquidity and Capital Resources

As of April 30, 2016 we had working capital surplus of $82,345 consisting of cash and cash equivalents of $1,500,410 as compared to working capital of $43,649 with cash and cash equivalents of $59,649 respectively as of April 30, 2015.

Net cash used in operating activities for the year ended April 30, 2016 was $22,504 as compared to net cash used in operating activities of $2,201 for the period ended April 30, 2015. The net cash used in operating activities for the year ended April 30, 2016 were mainly for audit and review fees, filing fees, professional fees, and general expenses. For the period ended April 30, 2015, the net cash used in operating activities were related to the formation of our Company and initializing operations.

There were no investing activities for the year ended April 30, 2016 and for the period ended April 30, 2015 and hence net cash of investing activities for the year ended April 30, 2016 and for the period ended April 30, 2015 were $NIL.

Net cash provided by financing activities for the year ended April 30, 2016 was $1,463,265 as compared to $61,850 for the period ended April 30, 2015. The net cash provided by financing activities for the year ended April 30, 2016 were mainly attributed from advances from a director and proceeds from initial public offering. The net cash provided by financing activities for the period ended April 30, 2015 were mainly attributed from advances from a director and proceeds from sale of common stock.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

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

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended April 30, 2016 and period ended April 30, 2015. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles maintains its books and record in Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended April 30, 2016	As of and for the period ended April 30, 2015

Year-end / average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

Off-Balance Sheet Arrangements

As of April 30, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of April 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of April 30, 2016.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at April 30, 2016, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.
2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2017.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Huang Pin Lung	40	President, Chief Executive Officer, Chief Financial Officer, Director
Cheung Yat Kit	31	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Huang Pin Lung, President, Chief Executive Officer, Chief Financial Officer, Director

Mr. Huang Pin Lung graduated from Taiwan Yung Ta Institute of Technology & Commerce with a major in Electronic Study. After his graduation in 1994, Mr. Huang worked at QiSheng Enterprise Company, a small firm in Taiwan trading in stationary and toy products, for 6 years. Mr. Huang was responsible for offering the company’s products at wholesale to school and colleges. During the period spanning from 2002 to 2013, Mr. Huang served as president at Di Wei International Business Limited, a Taiwan firm focusing on wholesale businesses and internet marketing. These businesses specialized in household products, cosmetics, groceries, etc. During his tenure at Di Wei, Mr. Huang and his teams developed and promoted a new brand marketing concept- MT&GO, which combined the concepts of marketing and capitalization. This concept allows franchisees to access all sales channels of the Franchiser Company, using minimal franchising costs to maximize their return and minimize their risk. Starting from 2013 to present, Mr. Huang has been serving as director of Gushen Investment Management Limited, a Hong Kong based limited liability company which focuses on investment and consultancy services. The firm is cooperating with MIG Bank Asset Manager and overseas brokers on their investment side, while assisting corporations with marketing planning and asset allocation. Since April 17, 2015, Mr. Huang has been serving in Gushen Inc. as a member of the Board of Directors, President, Chief Executive Officer, and also Chief Financial Officer.

Cheung Yat Kit, Director

Mr. Cheung Yat Kit graduated from Hong Kong Institute of Vocation Education with a diploma in Construction. Mr. Cheung started his career in a trading firm. From 2005 to 2008, he worked at Standard International (HK) Limited, which is an international trade company operating in Hong Kong. Mr. Cheung entered as a project coordinator and got promoted to project manager before his exit. Starting in 2009 Mr. Cheung served as project manager at First Asia Land Investment Limited. First Asia Land Investment Limited is a Land Acquisition Agency with deep roots embedded in the construction industry within the New Territories area, one of the regions in Hong Kong. Mr. Cheung was involved in the property related businesses including acquisition, development, management, consulting, and investing. From 2013 to the present, Mr. Cheung has been serving as director and district manager of Gushen Investment Management Limited, a Hong Kong based limited liability company which focuses on investment and consultancy services. Mr. Cheung is responsible for the operation in Hong Kong. Since March 9, 2015 Cheung Yat Kit has been serving in Gushen Inc. as a member of the Board of Directors.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit committee financial expert means a person who has the following attributes:

1.	An understanding of generally accepted accounting principles and financial statements;

2.	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;

3.	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;

4.	Experience with internal controls and procedures for financial reporting; and

5.	An understanding of audit committee functions.

Currently, our company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our company’s board of directors the engagement of an independent registered public accounting firm to audit our company’s financial statements and to review our company’s accounting and auditing principles.

Involvement in Certain Legal Proceedings Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period April 30, 2016, for services rendered in all capacities to us.

Summary Compensation Table
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cheung Yat Kit, Director (1)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-
	For the period ended April 30, 2015	-	-	-	-	-	-	-	-

Huang Pin Lung President, CEO, and Director of the Company(2)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-
	For the period ended April 30, 2015	-	-	-	-	-	-	-	-

(1)	Mr. Cheung Yat Kit has been our director since Inception.

(2)	Mr. Huang Pin Lung has been our president, chief executive officer, chief financial officer and a director since April 17, 2015

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of April 30, 2016.

Compensation of Directors
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cheung Yat Kit, Director (1)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-
	For the period ended April 30, 2015	-	-	-	-	-	-	-	-

Huang Pin Lung President, CEO, and Director of the Company (2)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-
	For the period ended April 30, 2015	-	-	-	-	-	-	-	-

(1)	Mr. Cheung Yat Kit has been our director since Inception.

(2)	Mr. Huang Pin Lung has been our president, chief executive officer, chief financial officer and a director since April 17, 2015

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2016 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Cheung Yat Kit (ii) Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong	1,500,000	5.17%

Common Stock	Huang Pin Lung (ii), (iii) Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong	9,000,000	31.01%

Common Stock	All of the officers and directors as a group (iv)	10,500,000	36.18%

Common Stock	Hsu Shih Chien (i) Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong	9,000,000	31.01%

Common Stock	Cheung Ying Kit (i) Room 1701-1703, 17/F, The Metropolis Tower, 10 Metropolis Drive, Hung Hom, Kowloon, Hong Kong	9,000,000	31.01%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (29,018,750 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 29,018,750 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Mr Cheung Yat Kit, our Director, is the brother of Mr Cheung Ying Kit, one of our shareholders.

On March 9, 2015 Cheung Yat Kit was appointed as a member of our Board of Directors. Also on March 9, 2015 Mr. Cheung purchased 100,000 shares of restricted common stock, each with a par value of $.0001 per share, from the Company. The $10.00 in proceeds went directly to the Company.

On April 17, 2015 Huang Pin Lung was appointed as a member of our Board of Directors, Chief Executive Officer, and also Chief Financial Officer. Also on April 17, 2015 Mr. Huang purchased 9,000,000 shares of restricted common stock, each with a par value of $.0001 per share, from the Company. The $900.00 in proceeds went directly to the Company.

On April 27, 2015 we “Gushen, Inc.” purchased 100% of the common stock of what is now our wholly owned subsidiary, Gushen Holding, Limited. The consideration that we paid was in the amount of $1.00. Gushen Holding, Limited is now our wholly owned subsidiary which shares our exact business plan of which we operate through exclusively at this time.

On April 28, 2015 Cheung Yat Kit purchased an additional 1,400,000 shares of restricted common stock each with a par value of $.0001 per share, from the Company. The $140.00 in proceeds went directly to the Company.

On April 28, 2015 Hsu Shih Chien, and Cheung Ying Kit each purchased 9,000,000 shares of restricted common stock, each with a par value of $.0001 per share, from the Company. The $1,800 in proceeds went directly to the Company.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence.

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended April 30, 2016	For the period ended April 30, 2015

Audit fees	$17,500	$2,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$17,500	$2,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Gushen Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

Index	F-1

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-12

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.2 (File No. 333-204600) on July 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.
(Name of Registrant)

Date: July 25, 2016	By:	/s/ Huang Pin Lung
Title: Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: July 25, 2016	By:	/s/ Cheung Yat Kit
Title: Director

FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-12

WELD ASIA ASSOCIATES (AF2026)

(Registered with US PCAOB and Malaysia MIA)

13-8, The Boulevard Office, Mid Valley City,

Lingkaran Syed Putra, 59200 Kuala Lumpur, Malaysia.

T    : (603) 2284 5126 ; (603) 2284 6126

F    : (603) 2284 7126

E    : info@weldaudit.com

W   : www.weldaudit.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GUSHEN, INC.

We have audited the accompanying consolidated balance sheets of GUSHEN, INC. and its subsidiary (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2016 and period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2016 and period ended April 30, 2015, and the result of its operations and cash flows for the years ended April 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES Date: July 21, 2016 Kuala Lumpur, Malaysia

GUSHEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of April 30,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,500,410	$59,649
TOTAL ASSETS	$1,500,410	$59,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,800	-
Amount due to a director	1,408,265	16,000
TOTAL LIABILITIES	1,418,065	16,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock , $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common stock , $ 0.0001 par value; 600,000,000 shares authorized; 29,018,750 and 28,930,000 shares issued and outstanding as of April 30, 2016 and 2015, respectively	2,902	2,893
Additional paid-in capital	113,948	42,957
Accumulated deficit	(34,505)	(2,201)
TOTAL STOCKHOLDERS’ EQUITY	$82,345	$43,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,500,410	$59,649

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended April 30, 2016	For the period ended April 30, 2015

REVENUE	$3,800	$-

COST OF REVENUE	(1,800)	-

GROSS PROFIT	2,000	-

OPERATING EXPENSES:
General and administrative	(34,304)	(2,201)

LOSS BEFORE INCOME TAX	(32,304)	(2,201)

Income tax expense	-	-

NET LOSS	(32,304)	(2,201)

Net loss per share - Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	28,959,888	28,930,000

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	No. of shares	Amount
Balance as of March 9, 2015 (date of inception)	-	$-	$-	$-	$-
Shares issued to founder members	28,500,000	2,850	-	-	2,850
Shares issued in private placement at $0.10 per share	430,000	43	42,957	-	43,000
Net loss for the period	-	-	-	(2,201)	(2,201)
Balance as of April 30, 2015	28,930,000	$2,893	$42,957	$(2,201)	$43,649
Shares issued in IPO at $0.80 per share	88,750	9	70,991	-	71,000
Net loss for the year	-	-	-	(32,304)	(32,304)
Balance as of April 30, 2016	29,018,750	2,902	113,948	(34,505)	82,345

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”))

	For the year ended April 30, 2016	For the period ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,304)	$(2,201)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,800	-
Net cash used in operating activities	(22,504)	(2,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a director	1,392,265	16,000
Proceeds from sale of common stock	-	45,850
Proceeds from initial public offering	71,000	-
Net cash provided by financing activities	1,463,265	61,850

Net changes in cash and cash equivalents	1,440,761	59,649
Cash and cash equivalents, beginning of year	59,649	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,500,410	$59,649

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015 in the state of Nevada. The Company is a development stage company with nominal operations. The principal activity of the Company is the provision of managerial assistance services including administrative and IT support services for small and medium enterprises (“SMEs”) in their early stage of operations through its subsidiary, Gushen Holding Limited, which incorporated in the Republic of Seychelles. The Company attempts to assist the SMEs which are recently established and at an early stage of operations, but will not participate in the board of the SMEs or making business decision. The primary purpose behind focusing on providing services to companies at this early stage of development will be for the Company to establish and nurture long-term relationships with clients during their growth and development.

Gushen, Inc. and its subsidiary are hereinafter referred to as the “Company”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the financial statements of Gushen, Inc. and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

The Company derives its revenue from provision of IT consulting and support service based upon the customer’s specifications. The services are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue when services are performed and accepted by the customers.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Cost of revenues

Cost of revenues represented the purchase costs of computer hardware for re-sale to customer.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended April 30, 2016 and period ended April 30, 2015. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles maintains its books and record in Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended April 30, 2016	As of and for the period ended April 30, 2015

Year-end / average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company's financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

3.	AMOUNT DUE TO A DIRECTOR

As of April 30, 2016 and 2015, a director of the Company advanced $1,408,265 and $16,000, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

4.	INCOME TAXES

For year ended April 30, 2016 and period ended April 30, 2015, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	For the year ended April 30, 2016	For the period ended April 30, 2015

Tax jurisdictions from:
- Local	$(32,996)	$(779)
- Foreign, representing
Seychelles	692	(1,422)

Loss before income tax	$(32,304)	$(2,201)

The provision for income taxes consisted of the following:

	For the year ended April 30, 2016	For the period ended April 30, 2015

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

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

United States of America

Gushen, Inc. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2016, the operations in the United States of America incurred $33,775 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $11,821 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. Gushen Holding Limited did not do business in Seychelles for the year ended April 30, 2016, and it does not intend to do business in Seychelles in the future. For the year ended April 30, 2016 and period ended April 30, 2015, Gushen Holding Limited had a net operating income of $692 and a net operating loss of $1,422, respectively.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $11,821 as of April 30, 2016. During the year ended April 30, 2016, the valuation allowance increased by $11,548, primarily relating to net operating loss carryforwards from the various tax regime.

5.	STOCKHOLDERS’ EQUITY

For the ended April 30, 2016, the Company issued an aggregate of 88,750 shares of its common stock at $0.8 per share, for an aggregate gross proceeds of $71,000, for initial public offering.

As of April 30, 2016 and 2015, the Company had a total of 29,018,750 and 28,930,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

6.	CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended April 30, 2016, there was one customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at year-end.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2016 AND PERIOD ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the period ended April 30, 2015, there was no customer who accounted for 10% or more of the Company’s revenues with no accounts receivable balance at period-end.

(b) Major vendors

For the year ended April 30, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $1,800 at year-end.

For the period ended April 30, 2015, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at period-end.

7.	COMMITMENTS AND CONTINGENCIES

For the year ended April 30, 2016 and period ended April 30, 2015, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2016 up through the date the Company issued the audited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.