Form 10-Q
period 2016-07-31
Gushen, Inc
filed 2016-09-13
CIK 1639327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2016
Common Stock, $.0001 par value	29,018,750

GUSHEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2016 AND APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	July 31, 2016	April 30, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Amount due from a related company	19,370	-
Cash and cash equivalents	$104,426	$1,500,410
TOTAL ASSETS	$123,796	$1,500,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	3,000	9,800
Amount due to a director	43,361	1,408,265
TOTAL LIABILITIES	46,361	1,418,065

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock , $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 29,018,750 shares and 29,018,750 shares issued and outstanding as of July 31, 2016 and April 30, 2016, respectively	2,902	2,902
Additional paid-in capital	113.948	113,948
Accumulated deficit	(39,415)	(34,505)
TOTAL STOCKHOLDERS’ EQUITY	$77,435	$82,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,796	$1,500,410

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended July 31,
	2016	2015

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	(4,910)	(3,698)

LOSS BEFORE INCOME TAX	(4,910)	(3,698)

Income tax expense	-	-

NET LOSS	(4,910)	(3,698)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	29,018,750	28,930,000

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,910)	$(3,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from a related company	(19,370)	-
Accounts payables and accrued liabilities	(6,800)	1,500

Net cash used in operating activities	(31,080)	(2,198)

Cash flows from financing activities:
Repayment to a director	(1,364,904)	(6,540)

Net cash used in financing activities	(1,364,904)	(6,540)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,395,984)	(8,738)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500,410	59,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,426	$50,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31 2016 AND 2015

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

In the opinion of management, the consolidated balance sheet as of April 30, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended July 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2017 or any period thereafter.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

2.	ORGANIZATION AND BUSINESS BACKGROUND

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015 in the state of Nevada. The Company is a development stage company with nominal operations. The principal activities of the Company are the provision of managerial assistance services including funding, administrative and IT support services for small and medium enterprises (“SMEs”) in their early stage of operations through its subsidiary, Gushen Holding Limited, which incorporated in the Republic of Seychelles. The Company attempts to assist the SMEs which are recently established and at an early stage of operations, but will not participate in board of the SMEs or making business decision. The primary purpose behind focusing on providing services to companies at this early stage of development will be for the Company to establish and nurture long-term relationships with clients during their growth and development.

3.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the discharge of liabilities in the normal course of business.

.

As of July 31, 2016, the Company suffered an accumulated deficit of $39,415 and incurred a continuous net operating loss of $4,910 for the three months ended July 31, 2016. While the Company has not generated revenues from its services, the Company’s cash position may not be significant enough to support the Company’s daily operations. The continuation of the Company as a going concern through April 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company balances and transactions within the Company have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenues and expenses during the periods reported. Actual results may differ from these estimates.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31 2016 AND 2015

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

For the three months ended July 31, 2016 and 2015, the Company had no revenue generated.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended July 31, 2016. The Company and its subsidiary are subject to local and foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended July 31,
	2016	2015

Period-end / average period HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company's financial instruments: cash and cash equivalents, amount due from a related company, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.	AMOUNT DUE FROM A RELATED PARTY

As of July 31, 2016, the balance represented temporary advances to a related company, Gushen Credit Limited, with a common director of the Company, Mr. Huang Pin Lung, for working capital purpose. The balance is unsecured, interest-free and repayable on demand.

6.	AMOUNT DUE TO A DIRECTOR

As of July 31, 2016, the director of the Company advanced $43,361 to the Company, which is unsecured, interest-free and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

7.	INCOME TAXES

For the three months ended July 31, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended July 31, 2016	Three months ended July 31, 2015
	$	$
Tax jurisdictions from:
- Local	(4,802)	(3,635)
- Foreign, representing Seychelles	(108)	(63)

Loss before income tax	(4,910)	(3,698)

The provision for income taxes consisted of the following:

	Three months ended	Three months ended
	July 31, 2016	July 31, 2015
	$	$
Current:
- Local	-	-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2016, the operations in the United States of America incurred $38,577 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $13,502 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. Gushen Holding Limited did not do business in Seychelles for the three months ended July 31, 2016, and it does not intend to do business in Seychelles in the future.  For the three months ended July 31, 2016 and 2015, Gushen Holding Limited had a net operating loss of $108 and $63 respectively

8.	COMMITMENTS AND CONTINGENCIES

For the three months ended July 31, 2016, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the condensed financial statements and accordingly are not reflected herein.

9.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2016 up through the date the Company filed this condensed consolidated financial statements with this Form 10-Q.

On August 5, 2016, the Company through its subsidiary acquired 100% equity interest of Gushen Credit Limited, a company incorporated in Hong Kong on June 29, 2015, for a consideration of $0.13 in cash. Mr. Huang Pin Lung, the director of the Company, is the sole stockholder and director of Gushen Credit Limited. Gushen Credit Limited has been granted a Money Lenders License by Hong Kong Licensing Court for a period of 12 months from December 3, 2015 to carry on money lending business in Hong Kong. The principal activity of Gushen Credit Limited is engaged in the provision of money lending services related to SME financing and mortgage loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended April 30, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.2, dated July 23, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

As mentioned in our Form S-1, the Company intends to assist any future clients through various methods beyond just capital support, although that may be included. On August 5, 2016, Gushen Holding Limited, a wholly-owned subsidiary of Gushen Inc., completed an acquisition of Gushen Credit Limited, a company incorporated in Hong Kong. Gushen Holding Limited acquired One (1) Ordinary share from Mr. Huang Pin Lung, director of Gushen Credit Limited, for a total consideration of $0.13 in cash. The purchase price is determined based on the mutual agreement between Gushen Holding Limited and Gushen Credit Limited, which is believed to be beneficial to both parties. Gushen Holding Limited funded the cash consideration through its own working capital.

Gushen Credit Limited, which was incorporated on June 29, 2015 and granted a Money Lenders License by Hong Kong Licensing Court for a period of 12 months from the 3rd day of December 2015, is allowed to carry on money lending business in Hong Kong. Gushen Credit Limited provides money lending services related to SME financing and mortgage loan and the money lending services are governed by the Money Lenders Ordinance, Chapter 163 of the Laws of Hong Kong.

Results of Operation

For the three months period ended July 31, 2016 and 2015

Revenues

We have not generated revenues for the three months ended July 31, 2016 and 2015.

General and administrative expenses

We incurred a total of $4,910 and $3,698 general and administrative expenses for the three months ended July 31, 2016 and 2015, respectively. The general and administrative expenses are mainly comprised of accounting fee, bank charge, and printing and stationery. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three months ended July 31, 2016 and 2015, we incurred a net loss of $4,910 and $3,698, respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended July 31, 2016, the net cash used in operating activities was $31,080 comprising of net loss of $4,910, increase in amount due from a related company of $19,370, and decrease in accounts payable and accrued liabilities of $6,800.

For the three months ended July 31, 2015, the net cash used in operating activities was $2,198 comprising of net loss of $3,698, and increase in accounts payable and accrued liabilities of $1,500.

Cash Used In Financing Activities

For the three months ended July 31, 2016 and 2015, the net cash used in financing activities was $1,364,904 and $6,540, respectively which represented the repayment to a director of the Company.

As of July 31, 2016, we had total current assets and total current liabilities of $123,796 and $46,361, respectively with a positive working capital of $77,435.

Going Concern

As of July 31, 2016, the Company suffered an accumulated deficit of $39,415 and incurred a continuous net operating loss of $4,910 for the three months ended July 31, 2016. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2016.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of July 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

99.1	Money Lenders License, dated as of December 3, 2015 and issued by Hong Kong Licensing Court (2)

* Filed herewith.

(1) Incorporated by reference from Form S-1 Amendment No.2 (File No. 333-204600) filed with the Securities and Exchange Commission on July 23, 2015.

(2) Incorporated by reference from our Form 8-K filed with the Securities and Exchange on August 10, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.
(Name of Registrant)

Date: September 13, 2016	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: September 13, 2016	By:	/s/ Cheung Yat Kit
	Title:	Director