Form 10-Q
period 2016-10-31
Gushen, Inc
filed 2016-12-20
CIK 1639327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission File Number 000-55666

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 20, 2016
Common Stock, $.0001 par value	29,018,750

GUSHEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2016 AND APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of share)

(Unaudited)

	As of
	October 31, 2016	April 30, 2016
ASSETS
NON-CURRENT ASSETS
Plant and equipment, net	$141,396	$308

CURRENT ASSETS
Loans receivables	34,985	41,719
Prepayments	28,609	30,667
Deposits	105,787	28,196
Cash and cash equivalents	56,042	1,691,079
TOTAL ASSETS	$366,819	$1,791,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Other payables and accrued liabilities	$17,406	18,255
Amount due to a director	837,578	1,911,576
TOTAL LIABILITIES	854,984	1,929,831

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 29,018,750 shares issued and outstanding as of October 31, 2016 and April 30, 2016	2,902	2,902
Additional paid-in capital	113,948	113,948
Accumulated deficit	(605,015)	(254,712)
TOTAL STOCKHOLDERS’ DEFICIT	(488,165)	(137,862)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$366,819	$1,791,969

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015

REVENUE
Loan interest income	$10,079	$-	$14,134	$-
Service income	-	3,800	-	3,800
Total income	10,079	3,800	14,134	3,800

COST OF REVENUE
Cost of service	(3,484)	(1,800)	(3,484)	(1,800)

GROSS PROFIT	6,595	2,000	10,650	2,000

OPERATING EXPENSES:
General and administrative	(176,347)	(47,662)	(360,953)	(60,223)

LOSS BEFORE INCOME TAX	(169,752)	(45,662)	(350,303)	(58,223)

Income tax expense	-	-	-	-

NET LOSS	$(169,752)	$(45,662)	$(350,303)	$(58,223)

Net loss per share, basic and diluted:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	29,018,750	28,930,000	29,018,750	28,930,000

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the six months ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350,303)	$(58,223)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15,720	38
Changes in operating assets and liabilities
Loans receivables	6,734	-
Prepayments	2,058
Deposits	(77,591)	(27,030)
Other payables and accrued liabilities	(849)	8,500
Net cash used in operating activities	(404,231)	(76,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(156,808)	(385)
Net cash used in investing activities	(156,808)	(385)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advances from a director, net	(1,073,998)	69,964

Net cash (used in) provided from financing activities	(1,073,998)	69,964

Net changes in cash and cash equivalents	(1,635,037)	(7,136)
Cash and cash equivalents, beginning of period	1,691,079	59,649
CASH AND CASH EQUIVALENTS, END OF PERIOD	56,042	52,513

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended October 31, 2016 are not necessarily indicative of the results for the year ending April 30, 2017 or any period thereafter.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015 in the state of Nevada. The Company is a development stage company with nominal operations. The principal activities of the Company are the provision of managerial assistance services including funding, administrative and IT support services for small and medium enterprises (“SMEs”) and money lending service in Hong Kong through its wholly-owned subsidiaries, Gushen Holding Limited (“Gushen Holding”), a company incorporated in the Republic of Seychelles, and Gushen Credit Limited (“Gushen Credit), a company incorporated in Hong Kong. The Company attempts to assist the SMEs which are recently established and at an early stage of operations, but will not participate in board of the SMEs or making business decision. The primary purpose behind focusing on providing services to companies at this early stage of development will be for the Company to establish and nurture long-term relationships with clients during their growth and development.

On August 5, 2016, Gushen Holding acquired 100% equity interest of Gushen Credit Limited, a company incorporated in Hong Kong, for a cash consideration of $0.13. Gushen Credit Limited has obtained a Money Lender License by Hong Kong Licensing Court for a period of 12 months commencing from December 3, 2015 and is authorized to carry on money lending business in Hong Kong under the Hong Kong Money Lender Ordinance (Chapter 163 of the Laws of Hong Kong). Mr. Huang Pin Lung, the director of the Company, is the sole stockholder and director of Gushen Credit. The merger of Gushen Credit into Gushen Holding, which has nominal net assets, is considered to be acquisition transactions under common control. For accounting purpose, Gushen, Inc., the holding company of Gushen Holding, presents consolidated financial statements as of the beginning of the period as though the acquisition had occurred at the beginning of the period. Financial statements of all prior periods are retrospectively adjusted to furnish comparative information. No goodwill was recognized for these acquisition transactions under common control.

Gushen, Inc. and its subsidiaries are herein after referred to as the “Company”.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of October 31, 2016, the Company suffered an accumulated deficit of $605,015 and incurred a continuous net operating loss of $350,303 for the six months ended October 31, 2016. Although the Company has generated revenues from its money lending services, the Company’s cash position may not be significant enough to support the Company’s daily operations. The continuation of the Company as a going concern through April 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Categories	Expected useful life
Furniture, fixtures, and office equipment	5 years
Leasehold improvement	5 years

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Loans receivables

Loans receivables primarily represent loan amount due from customers. Loans receivables are recorded at unpaid principal balances and net of an allowance that reflects the Company’s best estimate of the amounts that will not be collected. As of October 31, 2016, the loans receivables portfolio consists of personal loans.

Allowance for loan losses

Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The loan loss allowance is a valuation allowance established to provide for estimated incurred credit losses in the portfolio of loans at the balance sheet. The Company may incur losses in connection with loans if borrowers fail to pay their monthly loan payments. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. When the loans become uncollectible, a charge-off will be recorded by reducing both loan balance (credit) and allowance for loan losses (debit).

The Company provides for incurred losses on loans with an allowance for loan losses in accordance with Accounting Standards Codification 310-10 “Receivables” (“ASC310-10”). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

 GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

An insignificant delay or insignificant shortfall in amount of payments does not require application of this Statement. A loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.

The allowance for loan losses, which management evaluates on a periodic basis, represents an estimate of potential credit losses inherent in the portfolio and is based on a variety of factors, including the composition and quality of the loan portfolio, delinquency levels and trends, indication of credit deterioration, deterioration of the fair value of the loan collateral and the inability of the borrower to provide additional collateral to make up for the shortfall.

Determining the adequacy of the allowance for loan losses is subjective, complex and requires judgment by management about the effect of matters that are inherently uncertain.

For the six months ended October 31, 2016, there was no provision for allowance for loan losses.

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

(a)	Loan interest income

The Company uses the effective interest method to recognize income on loans. Interest on loans is comprised largely of interest and late fees on loans. Interest income is recognized based upon the amount of loans outstanding and their contractual interest rate. Late fees are recognized when billable to the customer. Interest income is accrued and recorded in the consolidated statement of operations as earned. Loans are placed on non-accrual status when any portion of scheduled loan principal or interest payments is impaired, or earlier, when concern exists as to the ultimate collectability of outstanding principal or interest. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent cash is received. Loans are written off when deemed uncollectible. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible on a timely basis.

(b)	Service income

Revenue from the provision of IT consulting and support service based upon the customer’s specifications. The services are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue when services are performed and accepted by the customers.

Cost of revenues

Cost of revenues represented the purchase costs of computer hardware for re-sale to customer and subcontractor fee for loans collection

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the six months ended October 31, 2016. The Company and its subsidiary are subject to local and foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Seychelles and Hong Kong also maintain its books and record in US$.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company's financial instruments: cash and cash equivalents, loans receivables, prepayment, deposits, accounts payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

NOTE 5 - LOANS RECEIVABLES

During the six months ended October 31, 2016, the Company acquired loans receivables of $41,719 through its acquisition of Gushen Credit with interest bearing ranged from 36% to 51.443% per annum and receivables in the next twelve months. As of October 31, 2016 and April 30, 2016, the total loans receivables balance was $34,985 and $41,719, respectively.

For the three months ended October 31, 2016 and 2015, the Company generated loan interest income of $10,079 and $0, respectively.

For the six months ended October 31, 2016 and 2015, the Company generated loan interest income of $14,134 and $0, respectively.

NOTE 6 - PLANT AND EQUIPMENT

	As of
	October 31, 2016	April 30, 2016

Furniture, fixtures, and office equipment	$3,045	$385
Leasehold improvement	154,147	-
	157,192	385
Less: Accumulated depreciation	(15,796)	(77)
Total	$141,396	$308

Depreciation expense was $7,859 and $19 for the three months ended October 31, 2016 and 2015, respectively.

Depreciation expense was $15,719 and $38 for the six months ended October 31, 2016 and 2015, respectively.

NOTE 7 - AMOUNT DUE TO A DIRECTOR

As of October 31, 2016 and April 30, 2016, the director of the Company advanced $837,578 and $1,911,576, respectively to the Company, which is unsecured, interest-free and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - INCOME TAXES

For the six months ended October 31, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the six months ended October 31,
	2016	2015

Tax jurisdictions from:
- Local	$(14,348)	$(9,904)
- Foreign, representing
Seychelles	(316)	808
Hong Kong	(335,639)	(49,127)

Loss before income tax	$(350,303)	$(58,223)

The provision for income taxes consisted of the following:

For the six months ended October 31,
	2016	2015
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2016, the operations in the United States of America incurred $48,123 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $16,843 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. Gushen Holding did not do business in Seychelles for the six months ended October 31, 2016, and it does not intend to do business in Seychelles in the future.  For the six months ended October 31, 2016 and 2015, Gushen Holding had a net operating loss of $316 and a net operating income of $808, respectively.

Hong Kong

Gushen Credit is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the six months ended October 31, 2016, no provision for income tax is required due to operating loss incurred. As of October 31, 2016, Gushen Credit incurred $555,846 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $89,108 on the expected future tax benefits from the net operating loss carryforward as the management believes it is more likely than not that these assets will not be realized in the future.

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2016 and April 30, 2016:

	As of
	October 31, 2016	April 30, 2016
Deferred tax assets:	(unaudited)	(unaudited)
Net operating loss carryforwards
– United States of America	$16,843	$11,821
– Hong Kong	89,108	36,321
	105,951	48,142
Less: valuation allowance	(105,951)	(48,142)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $105,951 as of October 31, 2016. During the six months ended October 31, 2016, the valuation allowance increased by $57,809, primarily relating to net operating loss carryforwards from the various tax regime.

NOTE 9 - CONCENTRATIONS OF RISKS

(a)       Major customers

For the three months ended October 31, 2016, there was one customer who accounted for 97% of the Company’s revenues with loans receivables balance of $31,173 at period-end.

For the six months ended October 31, 2016, there was one customer who accounted for 94% of the Company’s revenues with loans receivables balance of $31,173 at period-end.

For the three and six months ended October 31, 2015, there was one customer who accounted for 100% of the Company’s revenues with no receivable balance at period-end.

(b)       Major vendors

For the three and six months ended October 31, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

For the three and six months ended October 31, 2015, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $1,800 at period-end.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong under a non-cancellable operating lease that expire in April 2018 with an aggregate fixed monthly rent of approximately $20,645. Total rent expense for the six months ended October 31, 2016 and 2015 were $192,881 and $35,683, respectively.

As of October 31, 2016, the Company has the aggregate future minimum rental payments due under an operating lease in the next two years, as follows:

Period ending October 31:
2017	$247,742
2018	123,871

$371,613

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2016 up through the date the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable.

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

Company Overview

Gushen, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 9, 2015. Gushen is a development stage company that intends to provide managerial, capital and IT support to start-ups companies as well as small and medium enterprises (“SMEs”) to assist them in their early stages of operations as they expand and grow their own company.

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

As mentioned in our Form S-1, the Company intends to assist any future clients through various methods beyond just capital support, although that may be included. On August 5, 2016, Gushen Holding Limited, a wholly-owned subsidiary of Gushen Inc., acquired 100% equity interest of Gushen Credit Limited, a company incorporated in Hong Kong, for a cash consideration of $0.13. The purchase price is determined based on the mutual agreement between Gushen Holding Limited and Gushen Credit Limited, which is believed to be beneficial to both parties. Gushen Holding Limited funded the cash consideration through its own working capital. Mr. Huang Pin Lung, the director of the Company, is the sole stockholder and director of Gushen Credit Limited.

Gushen Credit Limited, which was incorporated on June 29, 2015 and granted a Money Lenders License by Hong Kong Licensing Court for a period of 12 months from the 3rd day of December 2015, is allowed to carry on money lending business in Hong Kong. Gushen Credit Limited is an authorized financial company incorporated under the Hong Kong Money Lender Ordinance (Chapter 163 of the Laws of Hong Kong). With the use of a web-based loan management system and credit system, Gushen Credit Limited provides a full range of flexible and diversified quality money lending services to customers, including SME financing, mortgage loan and personal loan to help resolve customers’ financial needs. In the future, the Company expects to shift the business to focus on money lending activities and to generate income from provision of various loan services to financially support clients.

Results of Operation

For the three and six months ended October 31, 2016 and 2015

Revenue

For the three and six months ended October 31, 2016, we earned loan interest income of $10,079 and $14,134 respectively from our money lending business in Hong Kong. For the three and six months ended October 31, 2015, we had revenue amount of $3,800 which mainly represented the provision of IT consulting and support service based upon the customer’s specifications.

General and administrative expenses

We incurred a total of $176,347 and $360,953 general and administrative expenses for the three and six months ended October 31, 2016 respectively. The general and administrative expenses are mainly comprised of rent and rates, salary and bonus, and building management fee. The Company expects operating expenses to increase when the money lending business starts to expand. For the three and six months ended October 31, 2015, we incurred a total of $47,662 and $60,223 general and administrative expenses, which are mainly comprised of rent and rates, salary and bonus, and building management fee.

2

Net loss

For the three and six months ended October 31, 2016, we incurred a total net loss of $169,752 and $350,303 respectively. For the three and six months ended October 31, 2015, we incurred a total net loss of $45,662 and $58,223, respectively. The increases in net loss is mainly attributed to the general and administrative expenses incurred for the commencement of money lending business.

Loans to customers and loans receivable

The following discussion provides supplemental information regarding our loan to customers.

	As of
	October 31, 2016	April 30, 2016

Loans to customers	$41,290	$41,290

Loans receivables	$34,985	$41,719

For the three months and six months ended October 31, 2016, the Company has provided loans to customers. The loans to customers carry interest rate ranging from 36% to 51% per annum with credit terms mutually agreed with the customers. The Group has not made impairment on these loans to customers because, in the opinion of directors of the Company, it is probable the Company is able to collect all outstanding amounts and there is no significant change in credit quality of the customers.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $404,231 for the six months ended October 31, 2016 as compared to net cash used in operating activities of $76,715 for the six months ended October 31, 2015. The cash used in operating activities for the six months ended October 31, 2016 was a result of our net loss of $350,303 attributable to the general and administrative expenses incurred and the increase in deposits of $77,591. The substantial increase in net cash used in operating activities for the six months ended October 31, 2016 was due to the business operation of the subsidiary.

Investing Activities

For the six months ended October 31, 2016 and 2015, the cash used in investing activities was $156,808 and $385 respectively, which was mainly attributed to the purchase of plant and equipment. The substantial increase in net cash used in investing activities for the six months ended October 31, 2016 was due to the leasehold improvement on the office premises of the Company.

Financing Activities

For the six months ended October 31, 2016, the net cash used in financing activities was $1,073,998 which was mainly attributed to the repayment to a director of the Company. For the six months ended October 31, 2015, the net cash provide in financing activities was $69,964, which was mainly attributed to the advances from a director of the Company.

Going Concern

As of October 31, 2016, the Company suffered an accumulated deficit of $605,015 and incurred a continuous net operating loss of $350,303 for the six months ended October 31, 2016. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

3

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2016.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Name of Exhibit

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

99.1	Money Lenders License, dated as of December 3, 2015 and issued by Hong Kong Licensing Court (1)

* Filed herewith.

(1) Incorporated by reference from our Form 8-K filed with the Securities and Exchange on August 10, 2016.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.
(Name of Registrant)

Date: December 20, 2016	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: December 20, 2016	By:	/s/ Cheung Yat Kit
	Title:	Director

6