Form 10-Q
period 2017-01-31
Gushen, Inc
filed 2017-03-14
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2017
Common Stock, $.0001 par value	29,018,750

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

GUSHEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2017 AND APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of share)

(Unaudited)

	As of
	January 31, 2017	April 30, 2016
ASSETS
NON-CURRENT ASSETS
Plant and equipment, net	$133,536	$308

CURRENT ASSETS
Loans receivable	29,917	41,719
Accounts receivable	18,556	—
Prepayments	24,182	30,667
Deposits	105,787	28,196
Cash and cash equivalents	6,341	1,691,079
TOTAL ASSETS	$318,319	$1,791,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Other payables and accrued liabilities	$86,041	18,255
Amount due to a director	826,845	1,911,576
TOTAL LIABILITIES	912,886	1,929,831

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 29,018,750 shares issued and outstanding as of January 31, 2017 and April 30, 2016	2,902	2,902
Additional paid-in capital	113,948	113,948
Accumulated deficit	(711,417)	(254,712)
TOTAL STOCKHOLDERS’ DEFICIT	(594,567)	(137,862)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$318,319	$1,791,969

See accompanying notes to the condensed consolidated financial statements.

F- 1

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016

REVENUE
Loan interest income	$3,781	$-	$17,915	$-
Service income	18,556	-	18,556	3,800
Total income	22,337	-	36,471	3,800

COST OF REVENUE
Cost of service	(3,387)	-	(6,871)	(1,800)

GROSS PROFIT	18,950	-	29,600	2,000

OPERATING EXPENSES:
General and administrative	(125,352)	(80,561)	(486,305)	(140,784)

LOSS BEFORE INCOME TAX	(106,402)	(80,561)	(456,705)	(138,784)

Income tax expense	-	-	-	-

NET LOSS	$(106,402)	$(80,561)	$(456,705)	$(138,784)

Net loss per share, basic and diluted:	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	29,018,750	28,993,750	29,018,750	28,940,738

See accompanying notes to the condensed consolidated financial statements.

F- 2

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For The Nine Months ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(456,705)	$(138,784)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23,579	58
Changes in operating assets and liabilities
Loans receivable	11,802	-
Accounts Receivable	(18,556)	-
Prepayments	6,485	(122,150)
Deposits	(77,591)	-
Other payables and accrued liabilities	67,786	8,420
Net cash used in operating activities	(443,200)	(252,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(156,807)	(385)
Net cash used in investing activities	(156,807)	(385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	51,000
(Repayment to) advances from a director, net	(1,084,731)	160,618

Net cash (used in) provided from financing activities	(1,084,731)	211,618

Net changes in cash and cash equivalents	(1,684,738)	(41,223)
Cash and cash equivalents, beginning of period	1,691,079	59,649
CASH AND CASH EQUIVALENTS, END OF PERIOD	6,341	18,426

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

F- 3

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended January 31, 2017 are not necessarily indicative of the results for the year ending April 30, 2017 or any period thereafter.

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

As of January 31, 2017, the Company suffered an accumulated deficit of $711,417 and incurred a continuous net operating loss of $456,705 for the nine months ended January 31, 2017. Although the Company has generated revenues from its money lending services, the Company’s cash position may not be significant enough to support the Company’s daily operations. The continuation of the Company as a going concern through April 30, 2017 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

F- 4

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

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

Loans receivables

Loans receivables primarily represent loan amount due from customers. Loans receivables are recorded at unpaid principal balances and net of an allowance that reflects the Company’s best estimate of the amounts that will not be collected. As of January 31, 2017, the loans receivables portfolio consists of personal loans.

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

For the nine months ended January 31, 2017, there was no provision for allowance for loan losses.

F- 5

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the nine months ended January 31, 2017. The Company and its subsidiary are subject to local and foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

F- 6

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

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

NOTE 5 - LOANS RECEIVABLE

During the nine months ended January 31, 2017, the Company acquired loans receivable of $41,719 through its acquisition of Gushen Credit with interest bearing ranged from 36% to 51.443% per annum and receivables in the next twelve months. As of January 31, 2017 and April 30, 2016, the total loans receivables balance was $29,917 and $41,719, respectively.

For the three months ended January 31, 2017 and 2016, the Company generated loan interest income of $3,781 and $0, respectively.

For the nine months ended January 31, 2017 and 2016, the Company generated loan interest income of $17,915 and $0, respectively.

NOTE 6 - PLANT AND EQUIPMENT

	As of
	January 31, 2017	April 30, 2016

Furniture, fixtures, and office equipment	$3,045	$385
Leasehold improvement	154,147	-
	157,192	385
Less: Accumulated depreciation	(23,656)	(77)
Total	$133,536	$308

Depreciation expense was $7,859 and $19 for the three months ended January 31, 2017 and 2016, respectively.

Depreciation expense was $23,579 and $58 for the nine months ended January 31, 2017 and 2016, respectively.

NOTE 7 - AMOUNT DUE TO A DIRECTOR

As of January 31, 2017 and April 30, 2016, the director of the Company advanced $826,845 and $1,911,576, respectively to the Company, which is unsecured, interest-free and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

F- 7

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 8 - INCOME TAXES

For the nine months ended January 31, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For The Nine Months ended January 31,
	2017	2016

Tax jurisdictions from:
- Local	$(14,545)	$(14,178)
- Foreign, representing
Seychelles	(337)	738
Hong Kong	(441,823)	(125,344)

Loss before income tax	$(456,705)	$(138,784)

The provision for income taxes consisted of the following:

For The Nine Months ended January 31,
	2017	2016
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2017, the operations in the United States of America incurred $48,320 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $16,912 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. Gushen Holding did not do business in Seychelles for the nine months ended January 31, 2017, and it does not intend to do business in Seychelles in the future. For the nine months ended January 31, 2017 and 2016, Gushen Holding had a net operating loss of $337 and a net operating income of $738, respectively.

Hong Kong

Gushen Credit is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the nine months ended January 31, 2017, no provision for income tax is required due to operating loss incurred. As of January 31, 2017, Gushen Credit incurred $662,030 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $105,332 on the expected future tax benefits from the net operating loss carryforward as the management believes it is more likely than not that these assets will not be realized in the future.

F- 8

GUSHEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2017 and April 30, 2016:

	As of
	January 31, 2017	April 30, 2016
	(unaudited)	(unaudited)
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$16,912	$11,821
– Hong Kong	105,332	36,321
	122,244	48,142
Less: valuation allowance	(122,244)	(48,142)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $122,244 as of January 31, 2017. During the nine months ended January 31, 2017, the valuation allowance increased by $74,102, primarily relating to net operating loss carryforwards from the various tax regime.

NOTE 9 - CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended January 31, 2017, there were two customers who accounted for 98% of the Company’s revenues with accounts receivable balance of $18,556 and loans receivable balance of $29,917 at period-end.

For the nine months ended January 31, 2017, there were two customers who accounted for 98% of the Company’s revenues with accounts receivable balance of $18,556 and loans receivable balance of $29,917 at period-end.

For the three months ended January 31, 2016, there were no customers who accounted for 10% or more of the Company’s revenues.

For the nine months ended January 31, 2016, there was one customer who accounted for 100% of the Company’s revenues with no receivable balance at period-end.

(b) Major vendors

For the three and nine months ended January 31, 2017, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

For the three months ended January 31, 2016, there were no vendor who accounted for 10% or more of the Company’s cost of revenues.

For the nine months ended January 31, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $1,800 at period-end.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases an office premises in Hong Kong under a non-cancellable operating lease that expire in April 2018 with an aggregate fixed monthly rent of approximately $20,645. Total rent expense for the nine months ended January 31, 2017 and 2016 were $259,749 and $73,057, respectively.

As of January 31, 2017, the Company has the aggregate future minimum rental payments due under an operating lease in the next two years, as follows:

Period ending January 31:
2017	$247,742
2018	61,935

$309,677

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2017 up through the date the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable.

F- 9

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

Results of Operation

For The Three and Nine Months Ended January 31, 2017 and 2016

Revenue

For the three and nine months ended January 31, 2017, we earned loan interest income of $3,781 and $17,915 respectively from our money lending business in Hong Kong. We also earned service income of $18,556. For the three and nine months ended January 31, 2016, we had revenue amount of $0 and $3,800 respectively, which mainly represented the provision of IT consulting and support service based upon the customer’s specifications.

General and administrative expenses

We incurred a total of $125,352 and $486,305 general and administrative expenses for the three and nine months ended January 31, 2017 respectively. The general and administrative expenses are mainly comprised of rent and rates, salary and bonus, and building management fee. The Company expects operating expenses to increase when the money lending business starts to expand. For the three and nine months ended January 31, 2016, we incurred a total of $80,561 and $140,784 general and administrative expenses, which are mainly comprised of rent and rates, salary and bonus, and building management fee.

2

Net loss

For the three and nine months ended January 31, 2017, we incurred a total net loss of $106,402 and $456,705 respectively. For the three and nine months ended January 31, 2016, we incurred a total net loss of $80,561 and $138,784 respectively. The increases in net loss is mainly attributed to the general and administrative expenses incurred for the commencement of money lending business.

Loans to customers and loans receivable

The following discussion provides supplemental information regarding our loan to customers.

	As of
	January 31, 2017	April 30, 2016

Loans to customers	$41,290	$41,290

Loans receivables	$29,917	$41,719

For the three months and nine months ended January 31, 2017, the Company has provided loans to customers. The loans to customers carry interest rate ranging from 36% to 51% per annum with credit terms mutually agreed with the customers. The Group has not made impairment on these loans to customers because, in the opinion of directors of the Company, it is probable the Company is able to collect all outstanding amounts and there is no significant change in credit quality of the customers.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $443,200 for the nine Months ended January 31, 2017 as compared to net cash used in operating activities of $252,456 for the nine months ended January 31, 2016. The cash used in operating activities for the nine months ended January 31, 2017 was a result of our net loss of $456,705 attributable to the general and administrative expenses incurred and the increase in deposits of $77,591. The substantial increase in net cash used in operating activities for the nine months ended January 31, 2017 was due to the business operation of the subsidiary.

Investing Activities

For the nine months ended January 31, 2017 and 2016, the cash used in investing activities was $156,807 and $385 respectively, which was mainly attributed to the purchase of plant and equipment. The substantial increase in net cash used in investing activities for the nine months ended January 31, 2017 was due to the leasehold improvement on the office premises of the Company.

Financing Activities

For the nine months ended January 31, 2017, the net cash used in financing activities was $1,084,731 which was mainly attributed to the repayment to a director of the Company. For the nine months ended January 31, 2016, the net cash provide in financing activities was $211,618, which were mainly attributed to the advances from a director of the Company and issuance of Common Stock.

Going Concern

As of January 31, 2017, the Company suffered an accumulated deficit of $711,417 and incurred a continuous net operating loss of $456,705 for the nine months ended January 31, 2017. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

3

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2017.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II — OTHER INFORMATION

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

GUSHEN, INC.
(Name of Registrant)

Date: March 14, 2017	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: March 14, 2017	By:	/s/ Cheung Yat Kit
	Title:	Director

Date: March 14, 2017	By:	/s/ Yap Cheng Wah
	Title:	Director

6