Form 10-K
period 2017-04-30
Gushen, Inc
filed 2017-08-14
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55666

Gushen, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC,

The Troika, 50450 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code

(603) 2178-6060

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017

Common Stock, $.0001 par value	29,018,750

Gushen Inc.

FORM 10-K

For the Fiscal Year Ended April 30, 2017

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

Gushen Holding Limited was incorporated in Seychelles, however at this time any and all physical operations take place in Hong Kong initially and now in Malaysia.

On August 5, 2016, the Company acquired a Hong Kong company, namely Gushen Credit Limited, with a money lender license registered according to Cap163 Money Lenders Ordinance of Hong Kong. Due to the keen competition and high rental expense in Hong Kong, on April 27, 2017, the Company decided to dispose the asset for a consideration of $105,000 and ceased the business in Hong Kong.

On April 28, 2017, the Company, through its subsidiary Gushen Holding Limited, sold two (2) ordinary shares of Gushen Credit Limited to a third party, representing 100% of ownership for a consideration of $0.26. The Company, with effect from April 28, 2017, ceased to carry on money lending business in Hong Kong.

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

Gushen will attempt to assist companies that are just getting off the ground and that are at an early stage of operations, but will not rule out business that are a little further along. The primary purpose behind focusing on companies at this early stage of development will be for Gushen to establish and nurture long-term lasting relationships with our clients as they grow and develop. Gushen will target companies located in Malaysia.

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

Marketing

In order to be successful and acquire clients, Gushen intends to use various online marketing platforms to spread awareness of our services and find interested customers. In addition, we may use more traditional methods by placing advertisements in print and paper magazines and newspapers. Once a sizeable client base has been acquired it is important that every single one feel that they are a priority to our Company and to that end we intend to increase our staff as our workload increases in order to ensure that every customer is receiving exemplary service and sufficient attention for their varying needs.

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

Seasonality

Our business is not subject to seasonality.

Customers

For the year ended April 30, 2017, the Company has not generated any revenue.

Employees

As of April 30, 2017 we have three employees, who are our directors of the Company.

Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week.

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

ITEM 2. PROPERTIES

Our principal executive office is located at The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “GSHN”. Our common stock did not trade prior to January 19, 2017.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2017	High Bid		Low Bid
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter		$1.00		$0.01
Fourth Quarter		$1.75		$1.00

Holders

As of April 30, 2017, we had 29,018,750 shares of our Common Stock par value, $.0001 issued and outstanding. There were 48 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

There are no unregistered sales of equity securities during the fiscal year ended April 30, 2017.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended April 30, 2017.

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

Overview

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015 in the state of Nevada. The Company is a development stage company with nominal operations. The principal activities of the Company is the provision of managerial assistance services including administrative and IT support services for small and medium enterprises (“SMEs”) in their early stage of operations through its subsidiary, Gushen Holding Limited, which is incorporated in the Republic of Seychelles. The Company attempts to assist the SMEs which are recently established and at an early stage of operations, but will not participate in board of the SMEs or making business decision. The primary purpose behind focusing on providing services to companies at this early stage of development will be for the Company to establish and nurture long-term relationships with clients during their growth and development.

As of April 30, 2017 and April 30, 2016, our accumulated deficits were $68,245 and $34,505 respectively. Our stockholders’ equity were $48,605 and $82,345 respectively. We have not generated any revenue this year. Our losses were principally attributed to general and administrative expenses such as audit and review fees, filing fees.

Results of Operations

For the year ended April 30, 2017 compared with the year ended April 30, 2016

Revenues

The Company has not generated any revenue of $NIL for the year ended April 30, 2017 as compared to revenue of $3,800 for the year ended April 30, 2016. The revenue in 2016 mainly represented the provision of IT consulting and support service based upon the customer’s specifications.

General and Administrative Expenses

General and administrative expenses for the year ended April 30, 2017 amounted to $33,740 as compared to $34,304 for the year ended April 30, 2016, a slight decrease of $564. The expenses for the year ended April 30, 2017 and 2016 were primarily consisted of audit and review fees, filing fees, and professional fees.

Net Loss

The net loss for the year was $33,740 for the year ended April 30, 2017 as compared to $32,304 for the year ended April 30, 2016. The net loss mainly derived from the general and administrative expenses incurred. Furthermore, the reason for the loss was due to no revenue being generated.

Liquidity and Capital Resources

As of April 30, 2017 we had working capital surplus of $48,605 consisting of cash and cash equivalents of $3,212 as compared to working capital of $82,345 with cash and cash equivalents of $1,500,410 respectively as of April 30, 2016.

Net cash used in operating activities for the year ended April 30, 2017 was $31,240 as compared to net cash used in operating activities of $22,504 for the year ended April 30, 2016. The net cash used in operating activities for the year ended April 30, 2017 and 2016 were mainly for audit and review fees, filing fees, professional fees, and general expenses.

There were no investing activities for the year ended April 30, 2017 and 2016 and hence net cash of investing activities for the year ended April 30, 2017 and 2016 were $NIL.

Net cash used in financing activities for the year ended April 30, 2017 was $1,465,958 as compared to net cash provided by financing activities $1,463,265 for the year ended April 30, 2016. The net cash used in financing activities for the year ended April 30, 2017 were mainly attributed from advances to a director. The net cash provided by financing activities for the year ended April 30, 2016 were mainly attributed from advances from a director and proceeds from initial public offering.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended April 30, 2017 and 2016. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended April 30, 2017	As of and for the year ended April 30, 2016

Year-end / average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. In August 2016, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

Off-Balance Sheet Arrangements

As of April 30, 2017, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of April 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of April 30, 2017.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As of April 30, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Huang Pin Lung	41	President, Chief Executive Officer, Chief Financial Officer, Director
Cheung Yat Kit	32	Director
Yap Cheng Wah	42	Chief Operating Officer, Director

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

Cheung Yat Kit, Director

Mr. Cheung Yat Kit graduated from Hong Kong Institute of Vocation Education with a diploma in Construction. Mr. Cheung started his career in a trading firm. From 2005 to 2008, he worked at Standard International (HK) Limited, which is an international trade company operating in Hong Kong. Mr. Cheung entered as a project coordinator and got promoted to project manager before his exit. Starting in 2009 Mr. Cheung served as project manager at First Asia Land Investment Limited. First Asia Land Investment Limited is a Land Acquisition Agency with deep roots embedded in the construction industry within the New Territories area, one of the regions in Hong Kong. Mr. Cheung was involved in the property related businesses including acquisition, development, management, consulting, and investing. From 2013 to the present, Mr. Cheung has been serving as director and district manager of Gushen Investment Management Limited, a Hong Kong based limited liability company which focuses on investment and consultancy services. Mr. Cheung is responsible for the operations in Hong Kong. Since March 9, 2015, Cheung Yat Kit has been serving in Gushen Inc. as a member of the Board of Directors.

Yap Cheng Wah, Chief Operating Officer, Director

Mr. Yap Cheng Wah has 20 years of experience in Property Industry, not only in Malaysia, also exposure to foreign countries like China, Hong Kong, Taiwan, and others. Mr. Yap was graduated from Bradford University of United Kingdom, major in Business Administration, and Yap’s family is running their own family business in Property Development & Construction line, Fock Wah Development. This is the reason why Mr. Yap is so enthusiast about Property Market, and with his knowledge and experience learn in the University, he always involve himself in the family business projects, contributing ideas and aspects. But because of family business has had running more than 40 years in his hometown, Kuantan, and others siblings are running the operation, Mr Yap decided to explore to the City, Kuala Lumpur. Mr. Yap started his first career job, beyond his family business after 6 years, in Goldmine Properties, a Malaysia company specialized in real estate and properties development. Mr. Yap acted as a Manager and responsible for marketing in Malaysia and Oversea property. After gaining experiences & exploration in this company for almost 4 years, Mr. Yap has formed up his own business, Bildan Marketing Management, which specializes in his favourite industry, property real estate, property development consultancy, oversea property marketing, property investment, and some other trading business. Mr. Yap served as Director of Bildan Marketing Management. And in year 2012, he has formed another new company, Urban 21, which specializes in the same industry as with Bildan Marketing Management. Urban 21 is expansion of Bildan Marketing Management. Until now, Mr. Yap is serving as Director of Urban 21. Since February 17, 2017 Yap Cheng Wah has been serving in Gushen Inc. as a member of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year April 30, 2017, for services rendered in all capacities to us.

Summary Compensation Table
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cheung Yat Kit, Director of the Company (1)	For the year ended April 30, 2017	-	-	-	-	-	-	-	-
	For the year ended April 30, 2016	-	-	-	-	-	-	-	-

Huang Pin Lung, President, CEO, and Director of	For the year ended April 30, 2017	-	-	-	-	-	-	-	-
the Company(2)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-

Yap Cheng Wah, COO and Director of	For the year ended April 30, 2017	-	-	-	-	-	-	-	-
the Company(3)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-

(1)	Mr. Cheung Yat Kit has been our director since Inception.

(2)	Mr. Huang Pin Lung has been our president, chief executive officer, chief financial officer and a director since April 17, 2015

(3)	Mr. Yap Cheng Wah has been our chief operating officer and a director since February 17, 2017

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

Compensation of Directors

The table below summarizes all compensation of our directors as of April 30, 2017.

Compensation of Directors
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cheung Yat Kit, Director of the Company (1)	For the year ended April 30, 2017	-	-	-	-	-	-	-	-
	For the year ended April 30, 2016	-	-	-	-	-	-	-	-

Huang Pin Lung President, CEO, and Director of	For the year ended April 30, 2017	-	-	-	-	-	-	-	-
the Company (2)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-

Yap Cheng Wah, COO and Director of the	For the year ended April 30, 2017	-	-	-	-	-	-	-	-
Company(3)	For the year ended April 30, 2016	-	-	-	-	-	-	-	-

(1)	Mr. Cheung Yat Kit has been our director since Inception.

(2)	Mr. Huang Pin Lung has been our president, chief executive officer, chief financial officer and a director since April 17, 2015

(3)	Mr. Yap Cheng Wah has been our chief operating officer and a director since February 17, 2017

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Cheung Yat Kit (i), (ii) The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia	10,500,000	36.18%

Common Stock	Huang Pin Lung (i), (ii), (iii) The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia	9,000,000	31.01%

Common Stock	Yap Cheng Wah (ii), (iii) The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia	0	0%

Common Stock	All of the officers and directors as a group (iv)	19,500,000	67.19%

Common Stock	Cheung Ying Kit (i) The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia	9,000,000	31.01%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (29,018,750 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 29,018,750 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Other than as described below, there have been no other transactions since March 9, 2015 (inception), or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below

Mr Cheung Yat Kit, our Director, is the brother of Mr Cheung Ying Kit, one of our shareholders.

On March 9, 2015 Cheung Yat Kit was appointed as a member of our Board of Directors. Also on March 9, 2015 Mr. Cheung purchased 100,000 shares of restricted common stock, each with a par value of $.0001 per share, from the Company. The $10.00 proceeds went directly to the Company.

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

We claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

Director Independence.

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended April 30, 2017	For the year ended April 30, 2016

Audit fees	$24,500	$17,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$24,500	$17,500

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Gushen Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

10.1	Asset Purchase Agreement, dated as of April 27, 2017, between Gushen Credit Limited and Greenpro Resources Limited***

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015

*** Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on July 25, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.
(Name of Registrant)

Date: August 14, 2017	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: August 14, 2017	By:	/s/ Cheung Yat Kit
	Title:	Director

Date: August 14, 2017	By:	/s/ Yap Cheng Wah
	Title:	Chief Operating Officer, Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GUSHEN, INC.

We have audited the accompanying consolidated balance sheets of GUSHEN, INC. and its subsidiary (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2017 and 2016, and the result of its operations and cash flows for the years ended April 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As per disclosed in Note 3 to the consolidated financial statements, there is an amount due from a Director amounting to $57,693, the advances have contravened the Section 402 (A) of the Sarbanes-Oxley Act of 2002, Prohibition On Personal Loans to Executives.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: August 14, 2017 Kuala Lumpur, Malaysia

GUSHEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of April 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,212	$1,500,410
Amount due from a director	57,693	-
TOTAL ASSETS	$60,905	$1,500,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,300	9,800
Amount due to a director	-	1,408,265
TOTAL LIABILITIES	12,300	1,418,065

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock , $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common stock , $ 0.0001 par value; 600,000,000 shares authorized; 29,018,750 and 28,930,000 shares issued and outstanding as of April 30, 2017 and 2016, respectively	2,902	2,902
Additional paid-in capital	113,948	113,948
Accumulated deficit	(68,245)	(34,505)
TOTAL STOCKHOLDERS’ EQUITY	$48,605	$82,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,905	$1,500,410

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended April 30, 2017	For the year ended April 30, 2016

REVENUE	$-	$3,800

COST OF REVENUE	-	(1,800)

GROSS PROFIT	-	2,000

OPERATING EXPENSES:
General and administrative	(33,740)	(34,304)

LOSS BEFORE INCOME TAX	(33,740)	(32,304)

Income tax expense	-	-

NET LOSS	(33,740)	(32,304)

Net loss per share - Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	29,018,750	28,959,888

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	No. of shares	Amount
Balance as of March 9, 2015 (date of inception)	-	$-	$-	$-	$-
Shares issued to founder members	28,500,000	2,850	-	-	2,850
Shares issued in private placement at $0.10 per share	430,000	43	42,957	-	43,000
Net loss for the period	-	-	-	(2,201)	(2,201)
Balance as of April 30, 2015	28,930,000	$2,893	$42,957	$(2,201)	$43,649
Shares issued in IPO at $0.80 per share	88,750	9	70,991	-	71,000
Net loss for the year	-	-	-	(32,304)	(32,304)
Balance as of April 30, 2016	29,018,750	2,902	113,948	(34,505)	82,345
Net loss for the year	-	-	-	(33,740)	(33,740)
Balance as of April 30, 2017	29,018,750	2,902	113,948	(68,245)	48,605

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	For the year ended April 30, 2017	For the period ended April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,740)	$(32,304)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,500	9,800

Net cash used in operating activities	(31,240)	(22,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to)/from a director	(1,465,958)	1,392,265
Proceeds from initial public offering	-	71,000

Net cash (used in)/provided by financing activities	(1,465,958)	1,463,265

Net changes in cash and cash equivalents	(1,497,198)	1,440,761
Cash and cash equivalents, beginning of year	1,500,410	59,649
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,212	$1,500,410

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred accumulated losses amounting of $68,245 at April 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continues as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended April 30, 2017 and 2016. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended April 30, 2017	As of and for the year ended April 30, 2016

Year-end / average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. In August 2016, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

3.	AMOUNT DUE FROM A DIRECTOR

As of April 30, 2017, the Company advanced to a director of the Company $57,693, which is unsecured, interest-free with no fixed repayment term. The director expected to repay the amount by the end of Second quarter.

4.	AMOUNT DUE TO A DIRECTOR

As of April 30, 2016, a director of the Company advanced $1,408,265 to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

5.	INCOME TAXES

For year ended April 30, 2017 and 2016, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	For the year ended April 30, 2017	For the year ended April 30, 2016

Tax jurisdictions from:
- Local	$(33,340)	$(32,996)
- Foreign, representing
Seychelles	(400)	692

Loss before income tax	$(33,740)	$(32,304)

The provision for income taxes consisted of the following:

	For the year ended April 30, 2017	For the year ended April 30, 2016

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

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

United States of America

Gushen, Inc. is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2017, the operations in the United States of America incurred $67,115 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $23,490 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. Gushen Holding Limited did not do business in Seychelles for the year ended April 30, 2017, and it does not intend to do business in Seychelles in the future. For the year ended April 30, 2017 and 2016, Gushen Holding Limited had a net operating loss of $400 and a net operating income of $692, respectively.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $23,490 as of April 30, 2017. During the year ended April 30, 2017, the valuation allowance increased by $11,669, primarily relating to net operating loss carryforwards from the various tax regime.

6.	STOCKHOLDERS’ EQUITY

For the year ended April 30, 2016, the Company issued an aggregate of 88,750 shares of its Common Stock at $0.80 per share, for aggregate gross proceeds of $71,000, for initial public offering.

As of April 30, 2017 and 2016, the Company had a total of 29,018,750 and 28,930,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

7.	CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended April 30, 2017, there was no customer who accounted for 10% or more of the Company’s revenues with no accounts receivable balance at year-end.

For the year ended April 30, 2016, there was one customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at year-end.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b) Major vendors

For the year ended April 30, 2017, there was no vendor who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at year-end.

For the year ended April 30, 2016, there was one vendor who accounted for 100% of the Company’s cost of revenues with accounts payable balance of $1,800 at year-end.

8.	COMMITMENTS AND CONTINGENCIES

For the year ended April 30, 2017 and 2016, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

9.	INVESTMENT AND DIVESTMENT

On August 5, 2016, the Company acquired a Hong Kong company, namely Gushen Credit Limited, with a money lender license registered according to Cap163 Money Lenders Ordinance of Hong Kong. Due to the keen competition and high rental expense in Hong Kong, on April 27, 2017, the Company decided to dispose the asset for a consideration of $105,000 and ceased the business in Hong Kong.

On April 28, 2017, the Company, through its subsidiary Gushen Holding Limited, sold two (2) ordinary shares of Gushen Credit Limited to a third party, representing 100% of ownership. The Company, with effect from April 28, 2017, ceased to carry on money lending business in Hong Kong.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2017 up through the date the Company issued the audited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

