Form 10-Q
period 2017-07-31
Gushen, Inc
filed 2017-09-11
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55666

Gushen, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13A-1&2, Block 2A, Plaza Sentral, Jalan Stesen Sentral 5

50470 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 2710-0218

The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC,

The Troika, 50450 Kuala Lumpur, Malaysia

(Former Address of principal executive offices, including zip code)

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2017
Common Stock, $.0001 par value	29,018,750

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

GUSHEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2017 AND APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	July 31, 2017	April 30, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,965	$3,212
Amount due from a director	56,493	57,693
Prepayment	600	-
TOTAL ASSETS	$60,058	$60,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,500	$12,300
TOTAL LIABILITIES	$13,500	$12,300

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 29,018,750 shares and 29,018,750 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively	$2,902	$2,902
Additional paid-in capital	113,948	113,948
Accumulated deficit	(70,292)	(68,245)
TOTAL STOCKHOLDERS’ EQUITY	$46,558	$48,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,058	$60,905

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended July 31,
	2017	2016

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	(2,047)	(4,910)

LOSS BEFORE INCOME TAX	(2,047)	(4,910)

Income tax expense	-	-

NET LOSS	(2,047)	(4,910)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	29,018,750	29,018,750

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,047)	$(4,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from a related company	-	(19,370)
Prepayment	(600)	-
Accounts payables and accrued liabilities	1,200	(6,800)

Net cash used in operating activities	(1,447)	(31,080)

Cash flows from financing activities:
Advances from/ (Repayment to) a director	1,200	(1,364,904)

Net cash provided by/ (used in) financing activities	1,200	(1,364,904)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(247)	(1,395,984)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,212	1,500,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,965	$104,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2017

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended July 31, 2017 are not necessarily indicative of the results for the year ending April 30, 2018 or any period thereafter.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred accumulated losses amounting of $70,292 at July 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE THREE MONTHS ENDED JULY 31, 2017

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended July 31, 2017. The Company and its subsidiary are subject to local and foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

FOR THE THREE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended July 31,
	2017	2016

Period-end / average period HK$:US$1 exchange rate	7.75	7.75

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 - AMOUNT DUE FROM A DIRECTOR

As of July 31, 2017 and April 30, 2017, the Company advanced to a director of the Company $56,493 and $57,693, respectively, which is unsecured, interest-free with no fixed repayment term. The director expected to repay the amount by the end of second quarter.

NOTE 5 - INCOME TAXES

For the three months ended July 31, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended July 31, 2017	Three months ended July 31, 2016
	$	$
Tax jurisdictions from:
- Local	(1,970)	(4,802)
- Foreign, representing Seychelles	(77)	(108)

Loss before income tax	(2,047)	(4,910)

The provision for income taxes consisted of the following:

	Three months ended	Three months ended
	July 31, 2017	July 31, 2016
	$	$
Current:
- Local	-	-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2017, the operations in the United States of America incurred $69,085 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $24,180 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GUSHEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Seychelles

Under the current laws of the Republic of Seychelles (“Seychelles”), Gushen Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. Gushen Holding Limited did not do business in Seychelles for the three months ended July 31, 2017, and it does not intend to do business in Seychelles in the future. For the three months ended July 31, 2017 and 2016, Gushen Holding Limited had a net operating loss of $77 and $108, respectively

NOTE 6 - COMMITMENTS AND CONTINGENCIES

For the three months ended July 31, 2017, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the condensed financial statements and accordingly are not reflected herein.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2017 up through the date the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended April 30, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months period ended July 31, 2017 and 2016

Revenues

The Company has not generated revenues for the three months ended July 31, 2017 and 2016.

General and administrative expenses

The Company incurred a total of $2,047 and $4,910 general and administrative expenses for the three months ended July 31, 2017 and 2016, respectively. The general and administrative expenses are mainly comprised of accounting fee, bank charge, and review fee. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three months ended July 31, 2017 and 2016, we incurred a net loss of $2,047 and $4,910, respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended July 31, 2017, the net cash used in operating activities was $1,447 comprising of net loss of $2,047, increase in prepayment of $600 and increase in accounts payable and accrued liabilities of $1,200.

For the three months ended July 31, 2016, the net cash used in operating activities was $31,080 comprising of net loss of $4,910, increase in amount due from a related company of $19,370, and decrease in accounts payable and accrued liabilities of $6,800.

Cash Provided by/Used In Financing Activities

For the three months ended July 31, 2017 the net cash provided by financing activities was $1,200, which represented the repayment from a director of the Company. For the three months ended July 31, 2016, the net cash used in financing activities was $1,364,904, which represented the repayment to a director of the Company.

As of July 31, 2017, we had total current assets and total current liabilities of $60,058 and $13,500, respectively with a positive working capital of $46,558.

Going Concern

As of July 31, 2017, the Company suffered an accumulated deficit of $70,292 and incurred a continuous net operating loss of $2,047 for the three months ended July 31, 2017. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2017.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

(1) Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.
(Name of Registrant)

Date: September 11, 2017	By:	/s/ Huang Pin Lung
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: September 11, 2017	By:	/s/ Cheung Yat Kit
	Title:	Director

Date: September 11, 2017	By:	/s/ Yap Cheng Wah
	Title:	Chief Operating Officer, Director