Form 10-K
period 2020-04-30
Gushen, Inc
filed 2020-09-18
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55666

Gushen, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Avenue Oceanside, New York	11572
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 646-768-8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,902.

As of September 15, 2020, there were 29,018,750 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Gushen Inc.

FORM 10-K

For the Fiscal Year Ended April 30, 2020

i

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. BUSINESS

Business Overview

Gushen, Inc., a Nevada corporation, ( “we”, “us” or “the Company”) was incorporated under the laws of the State of Nevada on March 9, 2015.

Gushen, Inc. is a holding company operating through its wholly owned subsidiary, Gushen Holding Limited.

Gushen Holding Limited was incorporated in Seychelles, however all physical operations were intended to take place in Hong Kong and Malaysia.

On August 5, 2016, the Company acquired a Hong Kong company, namely Gushen Credit Limited, with a money lender license registered according to Cap163 Money Lenders Ordinance of Hong Kong. Due to the keen competition and high rental expense in Hong Kong, on April 27, 2017, the Company decided to dispose of the asset for a consideration of $105,000 and ceased the business in Hong Kong.

On April 28, 2017, the Company, through its subsidiary Gushen Holding Limited, sold two (2) ordinary shares of Gushen Credit Limited to a third party, representing 100% of ownership for a consideration of $0.26. The Company, with effect from April 28, 2017, ceased to carry on the money lending business in Hong Kong.

Gushen is a company that intended to provide managerial and IT support to start-ups as well as SME (small and medium enterprises) to assist them in their early stages of operations as they expand and grow their own company. The Company attempted to assist the SMEs which are recently established and at an early stage of operations, but did not participate in the board of the SMEs or making business decisions.

Gushen attempted to assist companies that are just getting off the ground and that are at an early stage of operations. The primary purpose behind focusing on companies at this early stage of development was intended to enable Gushen to establish and nurture long-term lasting relationships with our clients as they grow and develop. Gushen attempted to target companies located in Malaysia.

For business activities, the Company intended to offer the following IT and managerial services to clients:

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

The Company did not open for business or generate any revenues. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

During the period from November 2017 through March 2020, the Company was dormant.

The Company’s accounting year-end is April 30.

On March 27, 2020, as a result of the custodianship in Clark County, Nevada, Case Number: A-20-810740-B, Custodian Ventures, LLC was appointed custodian of Gushen Inc. David Lazar, a private investor is the managing member of Custodian Ventures, LLC.

On March 27, 2020, the custodian appointed David Lazar, as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

Competitive Business Conditions and Strategy; Our Position in the Industry

The Company has been a dormant shell company since approximately November 2017 and under new management is currently seeking investment opportunities.

Patents, Trademarks, Licenses, Agreements or Contracts

The Company does not own or license any registered intellectual property.

Research and Development

The Company engages in no research and development activities.

Employees

The Company has no employees

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes, and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Smaller Reporting Company Status

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as, among other possible qualifications, a company with a public equity float of less than $250 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

The company’s principal business and corporate address is 3445 Lawrence Avenue, Oceanside, NY 11572. The telephone number at our corporate address is +1 (646) 768-8417. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of a shareholder of the Company.

We do not currently have any investments or other interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Pink Sheets operated by the OTC Markets Group, Inc. under the symbol “GSHN” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year 2020	High Bid	Low Bid
Quarter Ended April 30, 2020	$3.00	$1.21
Quarter Ended January 31, 2020	$1.21	$1.21
Quarter Ended October 31, 2019	$1.21	$1.01
Quarter Ended July 31, 2019	$5.00	$1.01

Fiscal Year 2019	High Bid	Low Bid
Quarter Ended April 30, 2019	$1.12	$1.12
Quarter Ended January 31, 2019	$1.12	$1.12
Quarter Ended October 31, 2018	$1.12	$1.12
Quarter Ended July 31, 2018	$3.30	$1.12

On September 11, 2020, the closing price of our Common Stock as reported by the OTC Markets was $1.60 per share.

Holders

As of September 14, 2020, we had 29,018,750 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 48 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fiscal year ended April 30, 2020.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended April 30, 2020.

Description of Securities and Certain Rights of Holders of Common Stock

The Company has authorized 600,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock both with a par value of $0.0001. As of April 30, 2020, and April 30, 2019, respectively, there were 29,018,750 shares of Common Stock issued and outstanding, and 10,000,000 shares of Preferred Stock issued and outstanding, respectively.

The 10,000,000 Preferred Shares which were granted to Mr. Lazar on April 17, 2020 carried conversion rights of 10 shares of common stock for each share of preferred stock. The issuance of the preferred stock resulted in a non-cash charge of $10,000 and was recorded as stock-based compensation related party on the Company’s Consolidated Statements of Operations.

Holders of our Common Stock:

●	have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by our Board of Directors,
●	are entitled to share in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs, and
●	do not have preemptive, subscription, or conversion rights, and there are no redemption or sinking fund provisions or rights.

Holders of shares of our Common Stock do not have cumulative voting rights, meaning that the holders of the majority of the outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our Directors.

Historically, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

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

Overview

For an overview of the business of the Company, please refer to this Comprehensive Annual Report on Form 10-K to Part I, Item 1 (“Business”).

Plan of Operation

We have been dormant since November 2017. As of the date of this Report, we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all. Numerous things will need to occur to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have not generated any revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of April 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of April 30, 2020.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity-level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As of April 30, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	President, CEO, Treasurer, CFO, Secretary, sole Director	30	March 27, 2019

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. David Lazar, 30, is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations. David Lazar is also the sole officer and director of Melt, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies. His expertise includes early-stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with smaller reporting companies. Mr. Lazar and his affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Employment Agreements

We have no formal employment agreement with David Lazar who is our sole employee, Directors or officer.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

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

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. The Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended April 30, 2020. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended April 30, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently, the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our Principal Executive Officer;

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended April 30, 2020, and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended April 30, 2020.

Who we will collectively refer to as the Named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

 2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lazar,	2020	0	0	10,000	0	0	0	0	10,000
President, CEO, Treasurer, CFO, Secretary, Director	2019	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. Our Directors and Executive Officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that share options may be granted at the discretion of our Board of Directors.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended April 30, 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the year ended April 30, 2020.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2020, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our Directors for their services in their capacity as Directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 30, 2020 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) because of these acquisition rights.

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on April 30, 2020. As of April 30, 2020, there were 29,018,750 shares of our company’s Common Stock issued and outstanding.

	Amount and
	Nature
	of Beneficial		Percentage
Name and Address of Beneficial Owner	Ownership		of Class (1)
David Lazar(2)(3)	10,000,000	(3)	77.51%
Directors and Executive Officers as a Group (1 person)	10,000,000	(3)	77.51%

5% or greater shareholders
David Lazar(2)(3)	10,000,000	(3)	77.51%
Cheung Yat Kit(4)	10,500,000		36.2%
Huang Pin Lung(5)	9,000,000		31.0%

(1)	Percentages are calculated based on 29,018,750 shares of the Company’s Common Stock issued and outstanding on April 30, 2020.
(2)	Address at 3445 Lawrence Avenue, Oceanside, NY 11572.
(3)	David Lazar holds 10,000,000 Preferred Shares with voting rights of 100,000,000 common shares
(4)	The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia
(5)	The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. During the year ended April 30, 2020, he extended $16,534 in interest-free demand loans to the Company.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended April 30, 2020	For the year ended April 30, 2019

Audit fees	$-	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$-	$-

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this report:

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation**

3.2	Bylaws**

10.1	Asset Purchase Agreement, dated as of April 27, 2017, between Gushen Credit Limited and Greenpro Resources Limited***

10.2	Promissory Note

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

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

GUSHEN, INC
(Registrant)

Dated: September 18, 2020	By:	/s/ David Lazar
David Lazar
President, CEO
(Principal Executive Officer)

Dated: September 18, 2020	By:	/s/ David Lazar
David Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 18, 2020	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director

Dated: September 18, 2020	By:	/s/ David Lazar
David Lazar
Treasurer, Chief Financial Officer and Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Gushen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gushen, Inc. as of April 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

September 17, 2020

GUSHEN, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2020	2019

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	15,600	$15,600
Notes payable -related party	16,534	-
Total current liabilities	32,134	15,600

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 200,000,000 shares authorized, 10,000,000 shares and zero shares issued and outstanding as of April 30, 2020 and 2019	1,000	-
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 29,018,750 and 29,018,750 shares issued and outstanding as of April 30, 2020 and 2019, respectively	2,902	2,902
Additional paid in capital	122,948	113,948
Retained earnings (deficit)	(158,984)	(132,450)
Total Stockholders’ (Deficit)	(32,134)	(15,600)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	April 30,	April 30,
	2020	2019

Revenue	$-	$-

Operating Expenses:
Stock-based compensation -related party	10,000	-
Administrative expenses -related party	16,534	-
Total operating expenses	26,534	-
(Loss) from operations	(26,534)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(26,534)	-
Provision for income taxes	-	-
Net (Loss)	$(26,534)	$-

Basic and diluted (loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	29,018,750	29,018,750

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, April 30, 2018	-	$-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						-

April 30, 2019	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net income (loss)						(26,534)	(26,534)

Issuance of preferred stock	10,000,000	1,000			9,000		10,000

April 30, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(158,984)	$(32,134)

The accompanying notes are an integral part of the financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	April 30,	April 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(26,534)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation related party	10,000
Net cash provided by (used for) operating activities	(16,534)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	16,534
Net cash provided by (used for) financing activities	16,534	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada. The Company has nominal operations. The principal activity of the Company was intended to provide managerial assistance services including administrative and IT support services for small and medium enterprises in their early stage of operations through its subsidiary, Gushen Holding Limited, which is incorporated in the Republic of Seychelles. The Company attempted to assist the SMEs which are recently established and at an early stage of operations, but will not participate in the board of the SMEs or making a business decision. The primary purpose behind focusing on providing services to companies at this early stage of development will be for the Company to establish and nurture long-term relationships with clients during their growth and development.

The Company did not open for business or generate any revenues. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

During the period from November 2017 through March 2020, the Company was dormant.

The Company’s accounting year-end is April 30.

On March 27, 2020, as a result of the custodianship in Clark County, Nevada, Case Number: A-20-810740-B, Custodian Ventures, LLC was appointed custodian of Gushen Inc. David Lazar, a private investor is the managing member of Custodian Ventures, LLC.

On March 27, 2020, the custodian appointed David Lazar, as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of April 30, 2020, the company had a working capital deficit of $32,134 and negative shareholders’ equity of $32,134.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended April 30, 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On April 30, 2020, and April 30, 2019, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We intend to adopt ASC 842 on May 1, 2020. The adoption of this guidance is not expected to have any impact on our financial statements.

Stockholders’ Equity

The Company has authorized 600,000,000 shares of Common Stock with a par value of $0.001. As of April 30, 2020, and April 30, 2019, there were 29,018,750 shares outstanding, respectively.

Additionally, the Company’s authorized capital stock of Preferred Shares consists of 200,000,000 shares of which 10,000,000 shares of Series A Preferred stock was issued to Mr. Lazar in April 2020 as compensation for the funding he has provided to the Company. Each preferred share is convertible in 10 shares of common stock. Since the trading activity on the Company was very sparse prior to the issuance, the shares were valued at par or approximately $10,000. The Company recorded stock-based compensation of $9,000 on this issuance for the period ended April 30, 2020

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of April 30, 2020, and 2019

NOTE 5 – NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended April 30, 2020, he extended $16,534 in interest-free demand loans to the Company.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to April 30, 2020, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements