Form 10-Q
period 2020-07-31
Gushen, Inc
filed 2020-09-18
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 000-55666

Gushen, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

3445 Lawrence Avenue, Oceanside, New York 11572

(646) 768-8417

(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of September 15, 2020, there were 29,018,750 common shares outstanding.

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2020	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$15,600	$15,600
Notes payable -related party	18,534	16,534
Total current liabilities	34,134	32,134

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 200,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2020, and April 30, 2020	1,000	1,000
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 29,018,750 and 29,018,750 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively	2,902	2,902
Additional paid-in capital	122,948	122,948
Retained earnings (deficit)	(160,984)	(158,984)
Total Stockholders’ (Deficit)	(34,134)	(32,134)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	July 31,	July 31,
	2020	2019

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	2,000	-
Total operating expenses	2,000	-
(Loss) from operations	(2,000)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(2,000)
Provision for income taxes	-	-
Net (Loss)	$(2,000)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	29,018,750	29,018,750

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  CASH FLOWS

	THREE MONTHS ENDED
	July 31,	July 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(2,000)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Net cash provided by (used for) operating activities	$(2,000)	$-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	2,000	-
Net cash provided by (used for) financing activities	2,000	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, April 30, 2019	-	$-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						-

Balance July 31, 2019	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

April 30, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(158,984)	$(32,134)

Net loss						$(2,000)	(2,000)

Balance July 31, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(160,984)	$(34,134)

The accompanying notes are an integral part of the financial statements.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2020 AND 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gushen, Inc., a Nevada corporation ( “we”, “us” or “the Company”) was incorporated under the laws of the State of Nevada on March 9, 2015.

Gushen, Inc. is a holding Company operating through its wholly-owned subsidiary, Gushen Holding Limited. Gushen Holding Limited was incorporated in Seychelles, and intended to operate in Malaysia.

On August 5, 2016, the Company acquired a Hong Kong company, namely Gushen Credit Limited, with a money lender license registered according to Cap163 Money Lenders Ordinance of Hong Kong. Due to the competition and high rental expense in Hong Kong, on April 27, 2017, the Company decided to dispose of the asset for a consideration of $105,000 and ceased the business in Hong Kong.

On April 28, 2017, the Company, through its subsidiary Gushen Holding Limited, sold two (2) ordinary shares of Gushen Credit Limited to a third party, representing 100% of ownership for a consideration of $0.26. The Company, with effect from April 28, 2017, ceased to carry on money lending business in Hong Kong.

Gushen attempted to assist companies that are just getting off the ground and that are at an early stage of operations but will not rule out a business that is a little further along. The primary purpose behind focusing on companies at an early stage of development will be for Gushen to establish and nurture long-term lasting relationships with clients as they grow and develop. Gushen intended target companies located in Malaysia.

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

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since inception. As of July 31, 2020, the company had a working capital deficit of $34,134 and negative shareholders’ equity of $34,134.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On July 31, 2020, and April 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

We intend to adopt ASC 842 on November 1, 2020. The adoption of this guidance is not expected to have any impact on our financial statements.

Stockholders’ Equity

The Company has authorized 600,000,000 shares of Common Stock with a par value of $0.001. As of July 31, 2020, and April 30, 2020, there were 29,018,750 shares outstanding, respectively.

Additionally, the Company’s authorized capital stock of Preferred Shares consists of 200,000,000 shares of which 10,000,000 shares of Series A Preferred stock was issued to Mr. Lazar in April 2020 as compensation for the funding he has provided to the Company. Each preferred share is convertible in 10 shares of common stock. Since the trading activity on the Company was very sparse prior to the issuance, the shares were valued at par or approximately $10,000. The Company recorded stock-based compensation of $9,000 on this issuance for the period ended April 30, 2020.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of July 31, 2020, and 2019.

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended July 31, 2020, he extended $18,534 in interest-free demand loans to the Company.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2020, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Gushen, Inc., a Nevada corporation is a holding Company operating through its wholly owned subsidiary, Gushen Holding Limited.

The Company has never generated any revenue, and during the period from November 2017 through March 2020, the Company was dormant.

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

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

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

Critical Accounting Principles

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. We have not identified any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Our debt obligations contain interest rates that are fixed and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Comprehensive Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2017. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2020, and April 30, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2017 until July 31, 2020; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2020.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended July 3, 2020 and April 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended July 31, 2020, we did not issue any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gushen, Inc.
(Registrant)

Date: September 18, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation