Form 10-Q
period 2020-10-31
Gushen, Inc
filed 2020-12-03
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of December 3, 2020, there were 29,018,750 common shares outstanding.

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2020	2020
	(unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$15,600	$15,600
Notes payable -related party	42,915	16,534
Total current liabilities	58,515	32,134

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 200,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2020 and April 30, 2020	1,000	1,000
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 29,018,750 and 29,018,750 shares issued and outstanding as of October 31, 2020 and April 30, 2019, respectively	2,902	2,902
Additional paid in capital	122,948	122,948
Retained earnings (deficit)	(185,365)	(158,984)
Total Stockholders’ (Deficit)	(58,515)	(32,134)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	October 31,	October 31,	October 31,	October 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	24,381	-	26,381	-
Total operating expenses	24,381	-	26,381	-
(Loss) from operations	(24,381)	-	(26,381)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(24,381)	-	(26,381)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(24,381)	$-	$(26,381)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	29,018,750	29,018,750	29,018,750	29,018,750

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	October 31,	October 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(26,381)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities
Net cash provided by (used for) operating activities	$(26,381)	$-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	26,381
Net cash provided by (used for) financing activities	26,381	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, April 30, 2019	-	$-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						-

Balance, July 31, 2019	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						-

Balance, October 31, 2019	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
April 30, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(158,984)	$(32,134)

Net loss						$(2,000)	(2,000)

Balance July 31, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(160,984)	$(34,134)

Net loss						(24,381)	(24,381)

Balance, October 31, 2020	10,000,000	$1,000	29,018,750	$2,902	122,948	$(185,365)	$(58,515)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since inception. As of October 31, 2020, the company had a working capital deficit of $58,515 and negative shareholders’ equity of $58,515.

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

Revenue Recognition

On October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended April 30, 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On October 31, 2020, and April 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company has authorized 600,000,000 shares of Common Stock with a par value of $0.001. As of October 31, 2020, and April 30, 2020, 29,018,750 shares were outstanding, respectively. On September 24, 2020, the Company issued 20,000,000 preferred shares to Custodian Ventures, LLC controlled by Mr. Lazar (the “Share Issuance”). These shares were issued to Mr. Lazar in return for the Company cancelling $20,000 of loan balances due to Mr. Lazar. The shares were subsequently cancelled because the Company was not authorized to issue the shares on September 24, 2020. The preferred shares were re-issued on December 1, 2020. As a result, Share Issuance and the loan reduction were not recorded on the Company’s financial statements for the period ended October 31, 2020.

Additionally, the Company’s authorized capital stock of Preferred Shares consists of 200,000,000 shares of which 10,000,000 shares of Series A Preferred stock was issued to Mr. Lazar in April 2020 as compensation for the funding he has provided to the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of October 31, 2020, and 2019.

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the six months ended October 31, 2020, he extended $26,381 in interest-free demand loans to the Company. As of October 31, 2020, and April 30, 2020, the amounts due to Mr. Lazar amounted to $42,915 and $16,534, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to October 31, 2020, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except for the following.

The Company has issued Custodian Ventures, LLC, 20,000,000 shares of Series A Preferred Stock in consideration of reduction of then-existing loan provided by David Lazar, the sole director of Custodian Ventures, LLC by $20,000 (the “Reduction”) which was approved by the Board in the written consent dated September 24, 2020 (the “Old Issuance”). On November 24, 2020, the Company filed an amendment (the “Amendment”) to the certificate of designation of Series A Preferred Stock increasing the designed Series A Preferred Stock from 10 million shares to 30 million shares with the Secretary of the State of Nevada. In consideration that the Old Issuance exceeded the authorized assigned amount of Series A Preferred Shares at the time of issuance, the Company cancelled the Old Issuance and forfeit the 20,000,000 shares of Series A Preferred Stock under the Old Issuance in the Company’s book-entry (the “Cancellation”) on December 1, 2020. One the same day, in consideration of the cancellation and recognition of the Reduction in the benefit of the Company, the Company reissued 20,000,000 shares of Series A Preferred Stock (the “New Issuance”) under the Amendment.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2017. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2020, and April 30, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2017 until October 31, 2020; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended October 31, 2020 and April 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended October 31, 2020, we did not issue any of our equity securities.

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

Gushen, Inc.
(Registrant)

Date: December 3, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation