Form 10-Q
period 2021-01-31
Gushen, Inc
filed 2021-07-30
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of July 29, 2021, there were 29,018,750 common shares outstanding.

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2021	2020
	(unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$15,800	$15,600
Notes payable -related party	-	16,534
Total current liabilities	15,800	32,134

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 200,000,000 shares authorized, 30,000,000 shares issued and outstanding as of January 31, 2021 and 10,000,000 shares issued and outstanding as of April 30, 2020	3,000	1,000
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 29,018,750 and 29,018,750 shares issued and outstanding as of January 31, 2021 and April 30, 2019, respectively	2,902	2,902
Additional paid in capital	164,263	122,948
Retained earnings (deficit)	(185,965)	(158,984)
Total Stockholders’ (Deficit)	(15,800)	(32,134)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31,	October 31,	January 31,	January 31,
	2021	2010	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	600	-	26,981	-
Total operating expenses	600	-	26,981	-
(Loss) from operations	(600)	-	(26,981)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(600)	-	(26,981)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(600)	$-	$(26,981)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	29,018,750	29,018,750	29,018,750	29,018,750

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	October 31,	October 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(26,981)	-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Accounts payable and accrued liabilities	200	-
Net cash provided by (used for) operating activities	$(26,581)	$-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	26,581
Net cash provided by (used for) financing activities	26,581	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of cash flow information:
Liabilities assumed by shareholders as additional paid-in capital	$23,315	$-
Reduction of notes payable - related party as additional paid-in capital	$20,000	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance, April 30, 2019	-	$-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						-

Balance, July 31, 2019	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						-

Balance, October 31, 2019	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						-

Balance, January 31, 2020	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity
April 30, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(158,984)	$(32,134)

Net loss						$(2,000)	(2,000)

Balance July 31, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(160,984)	$(34,134)

Net loss						(24,381)	(24,381)

Balance, October 30, 2020	10,000,000	$1,000	29,018,750	$2,902	122,948	$(185,365)	$(58,515)

Net loss						(600)	(600)

Liabilities assumed by shareholders					23,315		23,315

Issuance of preferred shares as reduction of notes payable – related party	20,000,000	2,000			18,000		20,000

Balance, January 31, 2021	30,000,000	$3,000	29,018,750	$2,902	164,263	$(185,965)	$(15,800)

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

On December 9, 2020, Gushen Inc., Custodian Ventures LLC, (“Custodian”) and certain investors (“Purchasers”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers acquired 30 million shares of Series A preferred stock (the “Shares”), each convertible into 10 shares of common stock, from Custodian for an aggregate purchase price of $525,000. The transaction contemplated in the SPA closed on the same day (the “Closing”) subject to certain post-closing delivery as set forth in the SPA.

In connection with the transaction, Mr. David Lazar, the President, CEO, Treasurer, CFO, Secretary, sole director of the board of the Company (the “Board”), resigned from all his positions with the Company. Simultaneously with the Closing, Mr. Pengfei Zhou was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a director and chairman of the Board, effective upon the Closing of the transaction contemplated in the SPA.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since inception. As of January 31, 2021, the company had a working capital deficit of $15,800 and negative shareholders’ equity of $15,800.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Pengfei Zhou who is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On January 31, 2021, and April 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, ”Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, ”Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. The Company adopted Topic 606 as of the inception date.

Adoption of ASC Topic 842, “Leases”

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective the inception date. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date. See Note 2 “Leases” above for further details.

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,”Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard will be effective for King Eagle beginning September 30, 2021. We are currently evaluating the impact of the standard on our consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company has authorized 600,000,000 shares of Common Stock with a par value of $0.001. As of January 31, 2021, and April 30, 2020, 29,018,750 shares were outstanding, respectively. On September 24, 2020, the Company issued 20,000,000 preferred shares to Custodian Ventures, LLC controlled by Mr. Lazar (the “Share Issuance”). These shares were issued to Mr. Lazar in return for the Company cancelling $20,000 of loan balances due to Mr. Lazar. The shares were subsequently cancelled because the Company was not authorized to issue the shares on September 24, 2020. The preferred shares were re-issued on December 1, 2020. As a result, Share Issuance and the loan reduction were not recorded on the Company’s financial statements for the period ended January 31, 2021.

Additionally, the Company’s authorized capital stock of Preferred Shares consists of 200,000,000 shares of which 10,000,000 shares of Series A Preferred stock was issued to Mr. Lazar in April 2020 as compensation for the funding he has provided to the Company.

On November 24, 2020, the Company filed an amendment (the “Amendment”) to certificate of designation of Series A Preferred Stock increasing the designed Series A Preferred Stock from 10 million shares to 30 million shares with the Secretary of the State of Nevada.

On December 1, 2020, the Company has issued Custodian Ventures, LLC (“Custodian”) with 20,000,000 shares of Series A Preferred Stock in consideration of reduction of then existing loan provided by David Lazar, the sole director of Custodian by $20,000 (the “Reduction”) which was approved by the Board in the written consent dated September 24, 2020.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2021, and 2020.

NOTE 5 – NOTES PAYABLE-RELATED PARY

On December 9, 2020, Gushen Inc., Custodian Ventures LLC, (“Custodian”) and certain investors (“Purchasers”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers acquired 30 million shares of Series A preferred stock (the “Shares”), each convertible into 10 shares of common stock, from Custodian for an aggregate purchase price of $525,000. The transaction contemplated in the SPA closed on the same day (the “Closing”) subject to certain post-closing delivery as set forth in the SPA. In connection with the SPA, on the same day, the Company and Custodian agreed that the notes payable due to Mr. Lazar, who is the sole director of Custodian, as of December 9, 2020, with amount of $23,315 was waived as part of the transaction terms.

As of January 31, 2021, and April 30, 2020, the amounts due to Mr. Lazar amounted to $nil and $16,534, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On July 30, 2021, Gushen, Inc., (“GSHN” or the “Company”), Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “ Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation, each Preferred Stock is convertible into 10 shares of Common Stock. As a result, immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 381,600,000 voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes.

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

On December 9, 2020, Gushen Inc., Custodian Ventures LLC, (“Custodian”) and certain investors (“Purchasers”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers acquired 30 million shares of Series A preferred stock (the “Shares”), each convertible into 10 shares of common stock, from Custodian for an aggregate purchase price of $525,000. The transaction contemplated in the SPA closed on the same day (the “Closing”) subject to certain post-closing delivery as set forth in the SPA.

In connection with the transaction, Mr. David Lazar, the President, CEO, Treasurer, CFO, Secretary, sole director of the board of the Company (the “Board”), resigned from all his positions with the Company. Simultaneously with the Closing, Mr. Pengfei Zhou was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a director and chairman of the Board, effective upon the Closing of the transaction contemplated in the SPA.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2017. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021, and April 30, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2017 until January 31, 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended January 31, 2021 and April 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On December 1, 2020, the Company has issued Custodian Ventures, LLC (“Custodian”) with 20,000,000 shares of Series A Preferred Stock in consideration of reduction of then existing loan provided by David Lazar, the sole director of Custodian by $20,000 (the “Reduction”) which was approved by the Board in the written consent dated September 24, 2020.

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

Gushen, Inc.
(Registrant)

Date: July 30, 2021	By:	/s/ Pengfei Zhou
Pengfei Zhou, CEO and CFO

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation