Form 10-K
period 2021-04-30
Gushen, Inc
filed 2021-07-30
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2021, there were 29,018,750 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Gushen Inc.

FORM 10-K

For the Fiscal Year Ended April 30, 2021

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

Fiscal Year 2020	High Bid	Low Bid
Quarter Ended April 30, 2021	$3.00	$1.21
Quarter Ended January 31, 2020	$1.21	$1.21
Quarter Ended October 31, 2019	$1.21	$1.01
Quarter Ended July 31, 2019	$5.00	$1.01

Fiscal Year 2019	High Bid	Low Bid
Quarter Ended April 30, 2019	$1.12	$1.12
Quarter Ended January 31, 2019	$1.12	$1.12
Quarter Ended October 31, 2018	$1.12	$1.12
Quarter Ended July 31, 2018	$3.30	$1.12

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fiscal year ended April 30, 2021.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended April 30, 2021.

Description of Securities and Certain Rights of Holders of Common Stock

The Company has authorized 600,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock both with a par value of $0.0001. As of April 30, 2021, and April 30, 2019, respectively, there were 29,018,750 shares of Common Stock issued and outstanding, and 10,000,000 shares of Preferred Stock issued and outstanding, respectively.

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

As of April 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of April 30, 2021.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity-level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As of April 30, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	President, CEO, Treasurer, CFO, Secretary, sole Director	30	March 27, 2019 and resigned on December 9, 2020
Pengfei Zhou	President, CEO, Treasurer, CFO, Secretary, sole Director	29	December 9, 2020

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

Mr. Pengfei Zhou, 29, has served as the project manager and the assistant to the chairman of the board of Sanmenxia Jiangfeng Earthwork Engineering Co., Ltd., a company that engages in construction business since September 2020, where Mr. Zhou is responsible for coordinating civil engineering related projects. From December 2013 to July 2017, he served as the assistant to the chairman of the board of Sanmenxia Yuchen Real Estate Co., Ltd., responsible for assisting with the chairman to participate in business negotiations or related business activities. Mr. Zhou obtained his high school diploma from Sanmenxia City Third Senior High School.

Employment Agreements

We have no formal employment agreement with Pengfei Zhou who is our sole employee, Directors or officer.

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

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended April 30, 2021. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended April 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our Principal Executive Officer;

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended April 30, 2021, and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended April 30, 2021.

Who we will collectively refer to as the Named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

 2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lazar,	2020	0	0	10,000	0	0	0	0	10,000
President, CEO, Treasurer, CFO, Secretary, Director	2019	0	0	0	0	0	0	0	0

Pengfei Zhou	2021	0	0	0	0	0	0	0	0
President, CEO, Treasurer, CFO, Secretary, Director

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended April 30, 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the year ended April 30, 2021.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2021, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 30, 2021 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

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

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on April 30, 2021. As of April 30, 2021, there were 29,018,750 shares of our company’s Common Stock issued and outstanding.

	Amount and Nature of Beneficial		Percentage
Name and Address of Beneficial Owner	Ownership		of Class (1)
Pengfei Zhou(2)(3)	22,500,000	(3)	68.38%
Directors and Executive Officers as a Group (1 person)	22,500,000	(3)	68.38%

5% or greater shareholders
Pengfei Zhou (2)(3)	22,500,000	(3)	68.38%
Cheung Yat Kit(4)	10,500,000		36.18%
Cheung Ying Kit(5)	9,000,000		31.01%
Zhaowei Zhang(6)(7)	7,500,000		22.79%

(1)	Percentages are calculated based on 29,018,750 shares of the Company’s Common Stock issued and outstanding on April 30, 2021.
(2)	Address at Room 302, Shizhi Commercial Hotel, West Hubin District, Sanmenxia City, Henan Province, China.
(3)	Pengfei Zhou holds 22,500,000 Preferred Shares with voting rights of 225,000,000 common shares
(4)	The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia
(5)	The Troika, Lot 202 Level 2, Tower B, 19 Persiaran KLCC, The Troika, 50450 Kuala Lumpur, Malaysia
(6)	Room 302, Shizhi Commercial Hotel, West Hubin District, Sanmenxia City, Henan Province, China.
(7)	Pengfei Zhou holds 7,500,000 Preferred Shares with voting rights of 75,000,000 common shares

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Pengfei Zhou, the Company’s CEO is considered a related party. During the year ended April 30, 2021, there was a due from related party, Pengfei Zhou, with $1,056.

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

ACCOUNTING FEES AND SERVICES	For the year ended April 30, 2021	For the year ended April 30, 2020

Audit fees	$20,500	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$-	$-

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this report:

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation**

3.2	Bylaws**

4.1	Description of Capital Stock.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

*	Filed herewith.
**	Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015
***	Previously filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on July 25, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC
(Registrant)

Dated: July 30, 2021	By:	/s/ Pengfei Zhou
Pengfei Zhou
President, CEO
(Principal Executive Officer)

Dated: July 30, 2021	By:	/s/ Pengfei Zhou
Pengfei Zhou
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 30, 2021	By:	/s/ Pengfei Zhou
Pengfei Zhou
President, Chief Executive Officer and Director

Dated: July 30, 2021	By:	/s/ Pengfei Zhou
Pengfei Zhou
Treasurer, Chief Financial Officer and Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Gushen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gushen, Inc. as of April 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

July 30, 2021

GUSHEN, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	16,468	15,600
Due to related party	1,056
Notes payable-related party	-	16,534
Total current liabilities	17,524	32,134

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 200,000,000 shares authorized, 30,000,000 shares issued and outstanding as of April 30, 2021 and 10,000,000 shares issued and outstanding as of April 30, 2020	3,000	1,000
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 29,018,750 and 29,018,750 shares issued and outstanding as of April 30, 2021 and 2019, respectively	2,902	2,902
Additional paid in capital	164,263	122,948
Retained earnings (deficit)	(187,689)	(158,984)
Total Stockholders’ (Deficit)	(17,524)	(32,134)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	April 30,	April 30,
	2021	2020

Revenue	$-	$-

Operating Expenses:
Stock-based compensation -related party	-	10,000
Administrative expenses	28,705	16,534
Total operating expenses	28,705	26,534
(Loss) from operations	(28,705)	(26,534)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(28,705)	(26,534)
Provision for income taxes	-	-
Net (Loss)	$(28,705)	$(26,534)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	29,018,750	29,018,750

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

April 30, 2019	-	-	29,018,750	$2,902	$113,948	$(132,450)	$(15,600)

Net loss						(26,534)	(26,534)

Issuance of preferred stock	10,000,000	1,000			9,000		10,000

April 30, 2020	10,000,000	$1,000	29,018,750	$2,902	$122,948	$(158,984)	$(32,134)

Net loss						(28,705)	(28,705)

Liabilities assumed by shareholders					23,315		23,315

Issuance of preferred shares as reduction of notes payable – related party	20,000,000	2,000			18,000		20,000

April 30, 2021	30,000,000	$3,000	29,018,750	$2,902	$164,263	$(187,689)	$(17,524)

The accompanying notes are an integral part of the financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	April 30,	April 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(28,705)	$(26,534)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation related party	-	10,000
Accounts payable and accrued liabilities	868	-
Net cash provided by (used for) operating activities	(27,837)	(16,534)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	27,837	16,534
Net cash provided by (used for) financing activities	27,837	16,534

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:	$-	$-
Cash paid for interest	$-	$-
Supplemental disclosure of cash flow information:
Liabilities assumed by shareholders as additional paid-in capital	$23,315	$-
Reduction of notes payable - related party as additional paid-in capital	$20,000	$-

The accompanying notes are an integral part of these financial statements.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2019

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of April 30, 2021, the company had a working capital deficit of $17,524 and negative shareholders’ equity of $17,524.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended April 30, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On April 30, 2021, and April 30, 2019, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,“Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

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

Stockholders’ Equity

The Company has authorized 600,000,000 shares of Common Stock with a par value of $0.001. As of April 30, 2021, and April 30, 2019, there were 29,018,750 shares outstanding, respectively.

Additionally, the Company’s authorized capital stock of Preferred Shares consists of 200,000,000 shares of which 10,000,000 shares of Series A Preferred stock was issued to Mr. Lazar in April 2020 as compensation for the funding he has provided to the Company. Each preferred share is convertible in 10 shares of common stock. Since the trading activity on the Company was very sparse prior to the issuance, the shares were valued at par or approximately $10,000. The Company recorded stock-based compensation of $9,000 on this issuance for the period ended April 30, 2021.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of April 30, 2021, and 2020.

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

As of April 30, 2021 and 2020, the amounts due to Mr. Lazar amounted to $nil and $16,534, respectively.

NOTE 6 – DUE TO RELATED PARTY

Mr Zhou, the Chief Executive Officer of the Company, paid $1,056 for administrative expenses on behalf of the Company.

As of April 30, 2021 and 2020, the amounts due to related party was $1,056 and $nil, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On July 30, 2021, Gushen, Inc., (“GSHN” or the “Company”), Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the ” Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation, each Preferred Stock is convertible into 10 shares of Common Stock. As a result, immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 381,600,000 voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes.