Form 10-Q
period 2021-06-30
Gushen, Inc
filed 2021-08-23
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 000-55666

Gushen, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Room 513, 5th Floor, No. 5 Haiying Road

Fengtai District, Beijing, China

(Address of principal executive offices)

+ 86-139-4977-8662

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of the date hereof, there are 410,618,750 common shares issued and outstanding.

GUSHEN, INC.

 i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,912,659	$7,130,714
Other monetary funds	644	3,392
Prepayment	769,307	550,347
Other Receivables	147,890	1,984,657
Due from related parties	73,805	110,047
Inventory	417,395	435,803
Total Current Assets	5,321,700	10,214,960

NON-CURRENT ASSETS
Other long-term assets	3,816,881	5,342,843
Property, plant and equipment, net	253,119	241,421
Intangible assets	75,866	79,580
Deferred tax asset	1,644,643	1,097,554
Total non-Current Assets	5,790,509	6,761,398

TOTAL ASSETS	$11,112,209	$16,976,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,828,520	$2,211,443
Contract liability	221,069	1,212,958
Amount due to related parties	543	273
Payroll payable	840,312	685,695
Tax payable	5,885,826	5,621,517
Other payable	4,038	303
Total Current Liabilities	9,780,309	9,732,189
TOTAL LIABILITIES	9,780,309	9,732,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0001, 200,000,000 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2021 and 10,000,000 shares issued and outstanding as of September 30, 2020	3,000	1,000
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 29,018,750 and 29,018,750 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	2,902	2,902

Additional paid-in capital	75,758	77,758

Statutory reserve	1,545	1,545
Retained earnings	1,069,505	7,306,289
Accumulated other comprehensive gain (loss)	180,070	(145,325)

Non-controlling interest	(880)	-
Total Stockholders’ Equity	1,331,900	7,244,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,112,209	$16,976,358

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(UNAUDITED)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2021	2020	2021	2020

REVENUE	$33,369	$833,767	$1,314,172	$6,169,179

COST OF REVENUE	(13,122)	(189,563)	(856,255)	(2,858,623)

GROSS PROFIT	20,247	644,204	457,917	3,310,556

OPERATING EXPENSES
Selling expenses	1,746,126	827,554	5,752,580	4,566,424
General and administrative expenses	363,517	240,341	1,452,230	1,358,998
Total Operating Expenses, net	2,109,643	1,067,895	7,204,810	5,925,422

INCOME FROM OPERATIONS	(2,089,396)	(423,691)	(6,746,893)	(2,614,866)

OTHER EXPENSE, NET
Interest expense	3,476	5,877	18,447	18,615
Other income	2,320	7,056	17,403	7,056
Other expense	(48)	-	(9,895)	-
Total Other Income, net	5,748	12,933	25,955	25,671

NET LOSS BEFORE TAXES	(2,083,648)	(410,758)	(6,720,938)	(2,589,195)

Income tax benefit	408,431	-	483,283	-

NET LOSS	(1,675,217)	(410,758)	(6,237,655)	(2,589,195)

Less: Net loss attributable to non-controlling interests	(784)		(871)	-

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(1,674,433)	(410,758)	(6,236,784)	(2,589,195)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	50,471	(15,721)	325,395	974,319

COMPREHENSIVE LOSS	(1,623,962)	(426,479)	$(5,911,389)	$(1,614,876)
Basic and diluted earnings(loss) per common share	$(0.06)	$(0.01)	$(0.20)	$(0.06)

Weighted average number of shares outstanding	29,018,750	29,018,750	29,018,750	29,018,750

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED June 30, 2021 and 2020

(In U.S. dollars)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2019	-	$-	29,018,750	$2,902	$78,758	$1,545	$10,354,462	$(540,546)	$-	$9,897,121

Net loss							(2,589,195)			(2,589,195)

Foreign currency translation adjustment								974,319		974,319

Insurance of preferred stock	10,000,000	1,000			(1,000)					-

Balance at June 30, 2020	10,000,000	$1,000	29,018,750	$2,902	$77,758	$1,545	$7,765,267	$433,773	$-	$8,282,245

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2020	10,000,000	$1,000	29,018,750	$2,902	$77,758	$1,545	$7,306,289	$(145,325)	$-	$7,245,169

Net loss							(6,236,784)		(871)	(6,237,655)

Foreign currency translation adjustment								325,395	(9)	325,386

Insurance of preferred shares as reduction of notes payable — related party	20,000,000	2,000			(2,000)					-

Balance at June 30, 2021	30,000,000	$3,000	29,018,750	$2,902	$75,758	$1,545	$1,069,505	$180,070	$(880)	$1,331,900

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Nine Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,237,655)	$(2,589,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Charge-offs of provision for inventory	(20,738)	-
Depreciation	88,439	42,120
Changes in operating assets and liabilities:
Other receivables	1,923,731	3,447,954
Advances to suppliers	(187,523)	(1,747,281)
Due from related party	41,977	(50,654)
Deferred tax asset	(483,283)	-
Inventory	62,111	(380,331)
Other long-term assets	1,794,446	(1,021,849)
Tax payables	(36,981)	(1,000,710)
Other payables	(1,239,466)	(36,251)
Accounts payable	1,736,542	(64,130)
Contract liability	(1,046,351)	(472,702)
Payroll payable	116,636	9,350
Net cash used in operating activities	(3,488,115)	(3,863,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(79,289)	(15,734)
Net cash used in investing activities	(79,289)	(15,734)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,220,802)	(3,762,461)

EFFECT OF EXCHANGE RATE ON CASH	346,602	116,951

CASH AT BEGINNING OF PERIOD	$7,134,106	$10,338,433

CASH AT END OF PERIOD	$3,913,303	$6,575,972

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the periods for:
Income taxes	$26,445	$22,213
Interest	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

(UNAUDITED)

1.	ORGANIZATION AND BUSINESS

Gushen, Inc., a Nevada corporation ( “we”, “us” or “the Company”) was incorporated under the laws of the State of Nevada on March 9, 2015.

Reverse Merger

On July 30, 2021, the Company and Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), which closed on the same date. Pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each Preferred Stock is convertible into 10 shares of Common Stock. As a result, immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes.

The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger.

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Dyckmanst’s former stockholders received the greater portion of the voting rights in the combined entity and Dyckmanst’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a recapitalization effected by a share exchange, wherein Dyckmanst is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Dyckmanst, its wholly-owned subsidiaries and VIE, Beijing Zhuoxun Century Culture Communication Co., Ltd. (“Zhuoxun Beijing”), have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of Dyckmanst, its wholly-owned subsidiaries and VIE and are recorded at their historical cost basis.

Dyckmanst Limited, via the PRC affiliated entity Zhuoxun Beijing, engages in providing family education resources to promote all-around education onsite in local communities organized by its regional collaborative education agency and offering parents easy access to a wide variety of courses online through the application

In February 2021, Fengyuan Beijing, Zhuoxun Beijing, and the shareholders of Zhuoxun Beijing entered into a series of contractual agreements for Zhuoxun Beijing to qualify as variable interest entity or VIE (the “VIE Agreements”). The VIE Agreements are as follows:

Consulting Service Agreement

Pursuant to the terms of the Exclusive Consulting and Service Agreement dated February 5, 2021, between Fengyuan Beijing and Zhuoxun Beijing (the “Consulting Service Agreement”), Fengyuan Beijing is the exclusive consulting and service provider to Zhuoxun Beijing to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities planning and organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after Zhuoxun Beijing’s profit before tax in the corresponding year deducts Zhuoxun Beijing’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. Zhuoxun Beijing agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from Fengyuan Beijing. In addition, Fengyuan Beijing may transfer its rights and obligations under the Consulting Service Agreement to Fengyuan Beijing’s affiliates without Zhuoxun Beijing’s consent, but Fengyuan Beijing shall notify Zhuoxun Beijing of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by Fengyuan Beijing unless terminated by Fengyuan Beijing unilaterally prior to the expiration.

The foregoing summary of the Consulting Service Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Consulting Service Agreement, which is filed as Exhibit 10.1 to this Form 8-K.

Business Operation Agreement

Pursuant to the terms of the Business Operation Agreement dated February 5, 2021, among Fengyuan Beijing, Zhuoxun Beijing and the shareholders of Zhuoxun Beijing (the “Business Operation Agreement”), Zhuoxun Beijing has agreed to subject the operations and management of its business to the control of Fengyuan Beijing. According to the Business Operation Agreement, Zhuoxun Beijing is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the Fengyuan Beijing’s written approval. The shareholders of Zhuoxun Beijing and Zhuoxun Beijing will take Fengyuan Beijing’s advice on appointment or dismissal of directors, employment of Zhuoxun Beijing’s employees, regular operation, and financial management of Zhuoxun Beijing. The shareholders of Zhuoxun Beijing have agreed to transfer any dividends, distributions or any other profits that they receive as the shareholders of Zhuoxun Beijing to Fengyuan Beijing without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of Fengyuan Beijing prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by Fengyuan Beijing with a 30-day written notice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

The foregoing summary of the Business Operation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Business Operation Agreement, which is filed as Exhibit 10.2 to this Form 8-K.

Proxy Agreement

Pursuant to the terms of the Proxy Agreements dated February 5, 2021, among Fengyuan Beijing, and the shareholders of Zhuoxun Beijing (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Zhuoxun Beijing has irrevocably entrusted his/her shareholder rights as Zhuoxun Beijing’s shareholder to Fengyuan Beijing, including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

The foregoing summary of the Proxy Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the Proxy Agreements, which are filed as Exhibit 10.3 to this Form 8-K.

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated February 5, 2021, among Fengyuan Beijing, Zhuoxun Beijing, and the shareholders of Zhuoxun Beijing (the “Equity Disposal Agreement”), the shareholders of Zhuoxun Beijing granted Fengyuan Beijing or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase Zhuoxun Beijing’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at Fengyuan Beijing’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of Zhuoxun Beijing agreed to give Zhuoxun Beijing the total amount of the exercise price as a gift, or in other methods upon Fengyuan Beijing’s written consent to transfer the exercise price to Zhuoxun Beijing. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of Fengyuan Beijing.

The foregoing summary of the Equity Disposal Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Disposal Agreement, which is filed as Exhibit 10.4 to this Form 8-K.

Equity Pledge Agreement

Pursuant to the terms of the Equity Pledge Agreement dated February 5, 2021, among Fengyuan Beijing and the shareholders of Zhuoxun Beijing (the “Pledge Agreement”), the shareholders of Zhuoxun Beijing pledged all of their equity interests in Zhuoxun Beijing to Fengyuan Beijing, including the proceeds thereof, to guarantee Zhuoxun Beijing’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, a “Agreement”, collectively, the “Agreements”). If Zhuoxun Beijing or its shareholders breach its respective contractual obligations under any Agreements, or cause to occur one of the events regards as an event of default under any Agreements, Fengyuan Beijing, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in Zhuoxun Beijing. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without Fengyuan Beijing’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled.

Based on these contractual arrangements, the Company consolidates the VIE in accordance with SEC Regulation S-X Rule 3A-02 and Accounting Standards Codification (“ASC”) topic 810 (“ASC 810”), Consolidation.

The accompanying consolidated financial statements reflect the activities of each of the following entities:

Name	Background		Ownership
Dyckmanst Limited	●	A British Virgin Islands company	100%
	●	Principal activities: Investment holding
·
Edeshler Limited	●	A Hong Kong company	100%
	●	Principal activities: Investment holding

Beijing Fengyuan Zhihui Education Technology Co., Ltd.	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
	●	Principal activities: Consultancy and information technology support

Beijing Zhuoxun Century Culture Communication Co., Ltd.	●	A PRC limited liability company	VIE by contractual arrangements
	●	Incorporated on September 2, 2020
	●	Principal activities: family education services via online and onsite classes

Beijing Zhuoxun Education Technology Co., Ltd.	●	A PRC limited liability company	70% owned by VIE
	●	Principal activities: promotion and support

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

The following combined financial information of the Group’s VIEs as of June30, 2021 and September 30, 2020 and for the nine months ended June 30, 2021 and 2020 included in the accompanying consolidated financial statements of the Group was as follows:

	At June 30, 2021	At September 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,783,648	$6,980,581
Other monetary funds	644	3,392
Prepayment	769,307	550,347
Other receivables	118,372	1,955,087
Intercompany receivables	189,074	179,444
Due from related parties	73,805	110,047
Inventory	417,395	435,803
Total Current Assets	5,352,245	10,214,701

NON-CURRENT ASSETS
Other long-term assets	3,816,881	5,342,843
Property, plant and equipment, net	253,119	241,421
Intangible Assets	75,866	79,580
Deferred tax asset	1,644,643	1,097,554
Total non-Current Assets	5,790,509	6,761,398

TOTAL ASSETS	$11,142,754	$16,076,099

CURRENT LIABILITIES
Accounts payable	$2,828,520	$2,211,443
Advance from Customers	221,069	1,212,958
Amount due to related parties	1	1
Payroll Payable	840,312	685,695
Tax payable	5,885,826	5,621,517
Other payable	4,038	303
Total Current Liabilities	9,779,766	9,731,917

TOTAL LIABILITIES	9,779,766	9,731,917

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUE
Training Revenue	$33,050	$833,090	$1,312,870	$6,126,086
Mobile Phone Revenue	299	677	299	43,093
Other Revenue	20	-	1,003	-
Total revenues	$33,369	$833,767	$1,314,172	$6,169,179

NET (LOSS) INCOME	(1,675,137)	(410,733)	(6,206,893)	(2,589,170)

	For The Nine Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(3,488,115)	$(3,863,678)
Net cash provided by (used in) investing activities	(79,289)	(15,734)
Net cash provided by financing activities	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company identified the following performance obligations for each type of contract:

Training Revenue

The Company’s offline training course service primarily includes assigning instructors, providing offline classes and presenting training materials to the course participants who attend the classes. The series of tasks as discussed above are interrelated and are not separable or distinct as the clients cannot benefit from the standalone task.

The Company’s online training course service primarily includes coursewares or videos which are already published on the website. Other than providing the access, there are no bundle or multiple separable and distinct tasks.

According to ASC 606-10-25-19, there is one performance obligation for the training course service.

China Good Student Project Revenue

The Company’s Chinese Good Student Project includes assisting in both promoting the program and organizing activities for the course participants. Those tasks are not separable and the course participants cannot benefit from the standalone task as defined under ASC 606-10-25-19.

Thus, there is only one performance obligation with respect to the China Good Student Project service.

Mobile Phone Revenue

The Company’s sales contracts of anti-addiction mobile phone device provide that the Company provides multiple delivery of the product specified in the contracts. The contacts identify the quantity, product model, product type and unit price of the product that will be sold to our customers. The contracts allow the customers to place separate orders within the credit limit as specified in the contracts. The delivery is based on the quantity the customers order. The Company’s customers can benefit from the mobile phone devices everytime it delivers to them. Therefore, the delivery of the products is separately identifiable and distinct.

Hence, there are multiple performance obligations in each of the sale contracts of anti-addiction mobile phone device.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

Practical expedients and exemption

The company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major product line

	For Three Months Ended June 30,		For Nine Months Ended June 30,
	2021	2020	2021	2020

Training Revenue	$33,050	$833,090	$1,312,870	$6,126,086
Mobile Phone Revenue	299	677	299	43,093
Other Revenue	20	-	1,003	-
Total Revenue	$33,369	$833,767	$1,314,172	$6,169,179

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We apply ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the United States dollar (“US dollar”). The Company’s subsidiary and VIEs with operations in PRC uses the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of comprehensive loss.

The consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2021	RMB6.4549 to $1
September 30, 2020	RMB6.8013 to $1

Income statement and cash flows items
For the nine months ended June 30, 2021	RMB6.5204 to $1
For the nine months ended June 30, 2020	RMB7.0356 to $1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Other monetary funds

Other monetary funds consist of cash deposited in financial institutions other than banks.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends.

The adoption of the new revenue standards did not change the Company’s historical accounting methods for its accounts receivable.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment and intangible assets.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	5
Lease improvement	3

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of comprehensive loss.

Intangible Assets

Intangible assets mainly comprise domain names and trademarks. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets o is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Company’s intangible assets are listed below:

Estimated useful lives (years)
Software	10

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2021 and September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2021, and September 30, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has only one major reportable segment in the periods presented.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place.

Level 3 – unobservable inputs which are supported by little or no market activity.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, other current assets, accounts and other payables, and other short-term liabilities approximate their fair value due to their short maturities.

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying condensed consolidated statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of June 30, 2021 and September 30, 2020, the Company had no investments in financial instruments.

Restricted assets

The Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The Company’s PRC subsidiary and its VIE are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

In addition, the Company’s operations are conducted and revenues are generated in China, and all of the Company’s revenues earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into U.S. dollars.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. The Company adopted Topic 606 as of the inception date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

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

3.	PREPAYMENTS

Prepayments consist of the following:

	June 30, 2021	September 30, 2020

Prepaid marketing fee	$192,370.30	$94,017
Prepaid service fee	545,478.69	429,270
Prepaid rent	28,820.47	25,784
Prepaid other expense	2,637.56	1,276
	$769,307.01	$550,347

4.	OTHER RECEIVABLES

Other receivables consist of the following:

Amount due from agents is mainly the payment collected by the agents from the trainees on behalf of the Company. Agents provide various services to facilitate the in-person training seminars scheduled by the Company.

	June 30, 2021	September 30, 2020

Amount due from agents	$-	$1,819,653
Amount due from third parties	364,221.71	390,779
Amount due from employees	37,294.01	38,502
Deposit & guarantee	36,981.56	3,169
Others	19,235.27	26,617
	$457,732.55	$2,278,720
Less: allowance for doubtful accounts	(309,843.05)	(294,063)
	$147,889.50	$1,984,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

The following table sets forth the movement of allowance for doubtful accounts:

	June 30, 2021	September 30, 2020

Beginning	$294,063	$280,271
Exchange rate difference	15,780	13,792
Balance	$309,843	$294,063

5.	INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	June 30, 2021	September 30, 2020

Cost	$417,395	$455,684
Less: provision for inventory	-	(19,881)
Net amount	$417,395	$435,803

The following table sets forth the movement of provision for the inventory:

	June 30, 2021	September 30, 2020

Beginning	$19,881	$-
Additions	-	19,300
Charge-offs	(20,737)
Exchange rate difference	856	581
Balance	$-	$19,881

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	June 30, 2021	September 30, 2020

Prepaid marketing fee	$3,273,425	$4,701,067
Prepaid service fee	128,809	145,324
Deferred IPO cost	414,647	393,530
Loan receivable	-	102,922
	$3,816,881	$5,342,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2021	September 30, 2020

Office and computer equipment	$523,466	$420,791
Less: Accumulated depreciation	(270,347)	(179,370)
	$253,119	$241,421

Depreciation expenses charged to the statements of operations for the three months ended June 30, 2021 and 2020 were $30,785 and $12,223, and for the nine months ended June 30, 2021 and 2020 were $80,534 and $37,868, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30, 2021	September 30, 2020

Software	$106,478	$101,055
Less: Accumulated amortization	(30,612)	(21,475)
	$75,866	$79,580

Amortization charged to the statements of operations for the three months ended June 30, 2021 and 2020 were $2,661 and $1,881, and for the nine months ended June 30, 2021 and 2020 were $7,906 and $4,252, respectively.

9.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	June 30, 2021	September 30, 2020

Amount due to agents	$1,319,879	$1,116,751
Amount due to other service providers	1,481,808	1,069,226
Amount due to supplier of anti-addiction cellphone	20,914	19,849
Amount due to lecturers	5,918	5,617
	$2,828,520	$2,211,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(In U.S. dollars)

10.	BALANCES WITH RELATED PARTIES

	Note	June 30, 2021	September 30, 2020
Due from related parties
Yulong Yi	(a)	$47,300	$68,444
Ru Zhang	(b)	14,234	27,812
Shaowei Peng	(c)	12,272	13,792
		$73,806	$110,047

Due to related parties
Yulong Yi		$542	$272
Ru Zhang		1	1
		$543	$273

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registed capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

Amount due from related parties are mainly cash in advance provided to the related parties by the Company. Amount due to related parties are mainly the out-of-pocket expenses incurred by the related parties for working purpose which are to be reimbursed by the Company.

All the above balances are due on demand, interest-free, unsecured and expected to be settled within one operating period.

11.	TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the nine months ended June 30, 2021 and 2020.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2021	2020	2021	2020
Loss before income taxes	$(2,083,649)	$(410,758)	$(6,720,939)	$(2,589,195)
PRC statutory income tax rate	25%	25%	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(520,912)	(102,690)	(1,680,235)	(647,299)
Reconciling items:
Non-deductible expenses	9,751	15,508	76,413	40,565
Change in valuation allowance	102,731	87,182	1,120,539	606,734
Income tax benefit	$(408,430)	$-	$(483,283)	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE30, 2021

(In U.S. dollars)

Deferred tax assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liability as of June 30, 2021 and September 30, 2020 are presented below:

	June 30,	September 30,
	2021	2020

Deferred tax asset:
Bad debt provision	77,461	73,516
Inventory provision	-	4,970
Tax loss carryforward	$1,578,221	$1,029,544
	1,655,682	1,108,030
Deferred tax liability:
Depreciation	$11,038	$10,476

Net amount	1,644,643	1,097,554

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

Taxes payable

Taxes payable consisted of the following:

	June 30,	September 30,
	2021	2020

VAT tax payable	$1,378,604	$1,333,537
Company income tax payable	2,110,685	2,010,179
Individual income tax payable	2,224,166	2,110,444
Other taxes payable	172,370	167,357
Totals	$5,885,825	$5,621,517

12.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine months ended June 30, 2021 and 2020, the Company contributed a total of $420,111 and $168,225, respectively, to these funds.

13.	SUBSEQUENT EVENT

On July 30, 2021, Gushen, Inc., (“GSHN”) and Dyckmanst Limited, and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “ Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the GSHN acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of GSHN (the “Share Exchange”). As a result, immediately following the closing of the Share Exchange, Dyckmanst Limited Shareholders collectively control 381,600,000 voting power of GSHN.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “GSHN” shall mean Gushen, Inc., a Nevada corporation, and its consolidated subsidiary, as applicable.

 The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report.

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

Overview

On July 30, 2021, Gushen, Inc., a Nevada corporation (“GSHN” or the “Company”), Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each Preferred Stock is convertible into 10 shares of Common Stock. As a result, immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes. The Share Exchange Agreement is incorporated by reference from the current reports on Form 8-K filed with the the Securities and Exchange Commission on August 6, 2021.

Immediately prior to entering into the Share Exchange Agreement with Dyckmanst Limited and shareholders of Dyckmanst Limited, we were a shell company with no significant asset or operation, we have never generated any revenue, and during the period from November 2017 through March 2020, we were dormant. As a result of the Share Exchange, we operate through our PRC affiliated entity, Beijing Zhuoxun Century Culture Communication Co., Ltd. (“Zhuoxun Beijing”), located in Beijing, China. Dyckmanst Limited does not have any substantive operations other than holding Edeshler Limited, a Hong Kong company, which in return holding Beijing Fengyuan Zhihui Education Technology Co., Ltd. (Fengyuan Beijing), who controls Zhuoxun Beijing through certain contractual arrangements.

As a holding company with no material operations of our own, we conduct our operations in China through our contractual arrangements dated February 5, 2021, which also known as VIE Agreements, with Zhuoxun Beijing, a variable interest entity, or “VIE”, and its subsidiaries. Neither we nor our subsidiaries own any equity interests in VIE. The VIE Agreements are designed to provide Fengyuan Beijing, our wholly-owned subsidiary (the “WFOE”), with the power, rights, and obligations equivalent in all material respects to those it would possess as the principal equity holder of Zhuoxun Beijing, including absolute control rights and the rights to the assets, property, and revenue of Zhuoxun Beijing. This VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the telecommunications sector. As a result of our direct ownership in Fengyuan Beijing and the VIE Agreements, we are regarded as the primary beneficiary of our VIE. The VIE Agreements are incorporated by reference from the current reports on Form 8-K filed with the the Securities and Exchange Commission on August 6, 2021.Zhuoxun Beijing provides family education resources to promote all-around education onsite in local communities organized by their regional collaborative education agency and offer parents easy access to a wide variety of courses online through our application.

Zhuoxun Beijing delivers onsite educational services through our nationwide physical network of regional collaborative education agency. Zhuoxun Beijing onsite educational services include programs such as individual development, youth leadership development, and parenting schools, enabling in-person guidance and interactions in classes. Zhuoxun Beijing has developed long-term business relationships with around 18 regional education agencies around the country, whom Zhuoxun Beijing provides systematic training and management for to ensure to deliver high-quality and uniformed educational service system.

Zhuoxun Beijing provides online education through their mobile application, ZhuoXun App (“卓训”), which is geared towards Chinese parents designed to help them acquire different family education resources. Zhuoxun Beijing’s products provide two sets of curricula: “Good Parenting” (“教子有方”) and “Wise Parents” (“智慧父母”). “Good Parenting”, focused on child development, provides courses including EQ training, learning habits, learning ability, parents-children communication, stages of puberty, etc. to promote children’s mental and psychological health. “Wise Parents” introduces general strategies of family education to parents to help them better understand and support children’s growth and needs, whereby courses such as traditional family values, improvement of parents’ qualifications, psychological analysis are provided. Through Zhuoxun Beijing’s mobile application, Zhuoxun Beijing’s users can, based on their own interest and needs, select courses that suitable for them and obtain valuable knowledge and skills provided by Zhuoxun Beijing’s courses. Zhuoxun Beijing’s users on mobile platform can use iPhone, Android, iPad and other tablets to review the courses anywhere and anytime. As of the date hereof, Zhuoxun Beijing’s has around 1.52 million registered users  in ZhuoXun App.

Zhuoxun Beijing’s online family education mobile platform monetizes through in-app purchases. Zhuoxun Beijing provides one free trial class of each course for all the users. The remaining classes are available for purchase. Users are able to view the first class for free before determining if to purchase the remaining classes.

Zhuoxun Beijing’s product Zhuoxun Anti-Addiction Cellphone (“Zhuoxun Cellphone”) is an intelligent terminal device. Zhuoxun Beijing’s cooperate with Dami Zhilian Information Technology Group Co., Ltd, a technology company that develops and produces smartphones (“Dami Zhilian”). Zhuoxun Beijing’s gives their design requirements to Dami Zhilian, who customizes and produces Zhuoxun Cellphone for us. Zhuoxun Beijing doesnot own any intellectual property in connection with Zhuoxun Cellphones. Zhuoxun Beijing sell Zhuoxun Cellphones through regional collaborative education agency. Zhuoxun Cellphone has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students. Parents are able to personalize and monitor children’s use of Zhuoxun Cellphone by setting screen auto-lock, monitoring internet surfing, monitoring mobile application usage, monitoring physical locations, etc.

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company identified the following performance obligations for each type of contract:

Training Revenue

The Company’s onsite training course service primarily includes assigning instructors, providing onsite classes and presenting training materials to the course participants who attend the classes. The series of tasks as discussed above are interrelated and are not separable or distinct as the customers cannot benefit from the standalone task.

The Company’s online training course service primarily includes courseware or videos which are already published on the website. Other than providing the access, there are no bundle or multiple separable and distinct tasks.

According to ASC 606-10-25-19, there is one performance obligation for the training course service.

China Good Student Project Revenue

The Company’s Chinese Good Student Project includes assisting in both promoting the program and organizing activities for the course participants. Those tasks are not separable and the course participants cannot benefit from the standalone task as defined under ASC 606-10-25-19.

Thus, there is only one performance obligation with respect to the China Good Student Project service.

Mobile Phone Revenue

The Company’s sales contracts of anti-addiction mobile phone device provide that the Company provides multiple delivery of the product specified in the contracts. The contacts identify the quantity, product model, product type and unit price of the product that will be sold to our customers. The contracts allow the customers to place separate orders within the credit limit as specified in the contracts. The delivery is based on the quantity of customers’ order. The Company’s customers can benefit from the mobile phone devices every time it delivers to them. Therefore, the delivery of the products is separately identifiable and distinct.

Hence, there are multiple performance obligations in each of the sale contracts of anti-addiction mobile phone device.

Practical expedients and exemption

The company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We apply ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the United States dollar (“US dollar”). The Company’s subsidiary and VIEs with operations in PRC uses the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of comprehensive loss.

The consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2020	RMB6.8013 to $1
September 30, 2019	RMB7.1360 to $1

Income statement and cash flows items
For the year ended September 30, 2020	RMB7.0061 to $1
For the year ended September 30, 2019	RMB6.8750 to $1

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of year or less when purchased.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends.

The adoption of the new revenue standards did not change the Company’s historical accounting methods for its accounts receivable.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment and intangible assets.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	5
Lease improvement	3

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to the relevant assets and is recognized in general and administrative expenses in the consolidated statements of comprehensive loss.

Intangible Assets

Intangible assets mainly comprise domain names and trademarks. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets o is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Company’s intangible assets are listed below:

Estimated useful lives (years)
Software	10

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2020 and 2019.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2020 and 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has only one major reportable segment in the periods presented.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place

Level 3 – unobservable inputs which are supported by little or no market activity

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, other current assets, accounts and other payables, and other short-term liabilities approximate their fair value due to their short maturities.

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying consolidated statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of September 30, 2020 and 2019, the Company had no investments in financial instruments

Restricted assets

The Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The Company’s PRC subsidiary and its VIE are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

In addition, the Company’s operations are conducted and revenues are generated in China, and all of the Company’s revenues earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into U.S. dollars.

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

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

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

Financial Operations Overview

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended June 30, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$33,369	100.00	$833,767	100.00
Cost of revenue	(13,122)	(39.32)	(189,563)	(22.74)
Gross profit	20,247	60.68	644,204	77.26
Selling expenses	(1,746,126)	(5,232.78)	(827,554)	(99.25)
General and administrative expenses	(363,517)	(110.51)	(240,342)	(110.51)
Loss from operations	(2,089,396)	(513.39)	(423,692)	(513.39)
Other income	5,748	17.23	12,933	1.55
Net loss before income taxes	(2,083,648)	(6,244.26)	(410,759)	(49.27)
Income tax benefit	408,431	1,223.98	0	-
Net loss	$(1,675,217)	(5,020.28)	$(410,759)	(49.27)

Revenue.

The Company’s revenue was decreased $800,398 from $33,369 to $833,767 during the three months ended June 30, 2021 compared with the same period 2020. Due to the Corona virus 19, the Company stop the offline training during the months ended March 31, 2021.

Cost of revenue.

Our cost of revenue was $13,122 and $189,563 for the three months ended June 30, 2021 and 2020, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin.

Our gross profit was $20,247 for the three months ended June 30, 2021, compared with a gross profit of $644,204 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 39.32% for the three months ended June 30, 2021, compared to a gross profit of 22.74% for the same period last year.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses increased by $918,572 to $1,746,126 for the three months ended June 30, 2021, compared to $827.554 for the same period in 2020. We adjust the strategy by reducing our own selling employees and raising more marketing fee to local agents for attracting more customers.

	Three Months ended June 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	267,956	15.35	269,586	32.58	(1,630)	(0.60)
Advertising Fees	58,033	3.32	(75)	(0.01)	58,108	679.35
Conference Fees	40,868	2.34	6,599	0.8	34,269	519.31
Marketing fee	560,282	32.09	229,100	27.68	331,182	85.67
Service fee	761,628	43.62	179,322	21.67	582,306	324.73
Others	57,359	3.28	143,022	17.28	(85,663)	(59.89)
Total Selling Expense	$1,746,126	100	$827,554	100	$918,572	25.98

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $123,176 to $363,517 for the three months ended June 30, 2021, compared to $240,341 for the same period in 2020. We hired more staff for organization managements and reduce the professional service by third parties.

	Three Months ended June 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	228,578	62.87	129,052	53.70	99,526	77.12
Depreciation and amortization	27,735	7.63	14,104	5.87	13,631	96.65
Rent	22,097	6.08	50,582	21.05	(28,485)	(56.31)
Profession fee	60,329	16.60	(81,524)	(33.92)	141,853	(174.00)
Others	24,778	6.82	128,127	53.30	(103,349)	(80.66)
Total G&A Expenses	$363,517	100	$240,341	100	$123,176	51.25

Income tax benefit.

Our Income tax benefit was $408,431 for the three months ended June 30, 2021, compared to nil for the same period last year.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $1,675,217 and $410,759 for the three months ended June 30, 2021 and 2020, respectively.

Comparison of Nine Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the nine months ended June 30, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Nine Months Ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,314,172	100.00	$6,169,179	100.00
Cost of revenue	(856,255)	(65.16)	(2,858,623)	(46.34)
Gross profit	457,917	34.84	3,310,556	53.66
Selling expenses	(5,752,580)	(437.73)	(4,566,424)	(74.02)
General and administrative expenses	(1,452,230)	(110.51)	(1,358,998)	(22.03)
Loss from operations	(6,746,893)	(513.39)	(2,614,866)	(42.39)
Other income	25,955	1.98	25,671	0.42
Net loss before income taxes	(6,720,938)	(511.42)	(2,589,195)	(41.97)
Income tax benefit	483,283	36.77	-	-
Net loss	$(6,237,655)	(474.65)	$(2,589,195)	(41.97)

Revenue.

The Company’s revenue was decreased $4,855,007 from $6,169,179 to $1,314,172 during the nine months ended June 30, 2021 compared with the same period 2020. Due to the Corona virus 19, the Company stop the offline training during the months ended March 31, 2021.

Cost of revenue.

Our cost of revenue was $856,255 and $2,858,623 for the nine months ended June 30, 2021 and 2020, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin.

Our gross profit was $457,917 for the nine months ended June 30, 2021, compared with a gross profit of $3,310,556 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 34.84% for the nine months ended June 30, 2021, compared to a gross profit of 53.66% for the same period last year.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses increased by $1,186,156 to $5,752,580 for the nine months ended June 30, 2021, compared to $4,566,424 for the same period in 2020. We adjust the strategy by reducing our own selling employees and raising more marketing fee to local agents for attracting more customers.

	Nine Months ended June 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	1,082,666	18.82	1,334,852	29.23	(252,186)	(18.89)
Advertising Fees	166,157	2.89	21,320	0.47	144,837	679.35
Conference Fees	93,188	1.62	137,962	3.02	(44,774)	(32.45)
Marketing fee	1,419,594	24.68	764,561	16.74	655,033	85.67
Service fee	2,625,111	45.63	1,742,936	38.17	882,175	50.61
Others	365,864	6.36	564,793	12.37	(198,929)	(35.22)
Total Selling Expense	$5,752,580	100	$4,566,424	100	$1,186,156	25.98

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $93,232 to $1,452,230 for the nine months ended June 30, 2021, compared to $1,358,998 for the same period in 2020. We hired more staff for organization managements and reduce the professional service by third parties.

	Nine Months ended June 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	729,380	50.23	347,888	25.60	381,492	109.66
Depreciation and amortization	82,729	5.70	42,120	3.10	40,609	96.41
Rent	83,418	5.74	112,946	8.31	(29,528)	(26.14)
Profession fee	320,122	22.04	578,191	42.54	(258,069)	(44.63)
Others	236,581	16.29	277,853	20.45	(41,272)	14.85
Total G&A Expenses	$1,452,230	100.00	$1,358,998	100.00	$93,232	6.86

Income tax benefit.

Our Income tax benefit was $483,283 for the nine months ended June 30, 2021, compared to nil for the same period last year.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $6,237,655 and $2,589,195 for the nine months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(3,488,115)	$(3,863,678)
Net cash used in investing activities	(79,289)	(15,734)
Net (decrease) increase in cash and cash equivalents	(3,567,404)	(3,879,412)
Effect of exchange rate changes on cash and cash equivalents	346,602	116,951
Cash and cash equivalents at the beginning of period	7,134,106	10,338,433
Cash and cash equivalents at the end of period	$3,913,303	$6,575,972

As of June 30, 2021 we had cash and cash equivalents of $3,913,303. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $3,488,115 for the nine months ended June 30, 2021, as compared to $3,863,678 net cash used in operating activities for the nine months ended June 30, 2020. The net cash provided by operating activities for the nine months ended June 30, 2021 was mainly due to our net loss of $6,237,655, an increase in other payables of $1,239,466, partially offset by the decrease in other receivable of $1,923,731. The net cash provided by operating activities for the nine months ended June 30, 2020 was mainly due to our net loss of $2,589,194, increase in advances to suppliers of $1,747,281, partially offset by the decrease in other receivable of $3,447,954.

Investing Activities

Net cash used in investing activities was $79,289 for the nine months ended June 30, 2021, as compared to $15,734 for the nine months ended June 30, 2020. The net cash used in investing activities for the nine months ended June 30, 2021 and 2020 was mainly attributable to purchase of property, plant and equipment.

Off-Balance Sheet Arrangements

As of June 30, 2021 and September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Not applicable to a smaller reporting company.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2017. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, and September 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2017 until January 31, 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2021, the Company issued 381,600,000 shares of Common Stock to the former shareholders of Dyckmanst Limited in exchange of 100% equity interest in Dyckmanst Limited pursuant to the Share Exchange Agreement.

The shares issued to the former shareholders of Dyckmanst Limited by the Company are issued pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 and/or Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Share Exchange Agreement dated July 30, 2021, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on August 6, 2021.
10.1	English Translation of Consulting Service Agreement dated February 5, 2021, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 6, 2021.
10.2	English Translation of Business Operation Agreement dated February 5, 2021, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 6, 2021.
10.3	English Translation of Proxy Agreement dated February 5, 2021, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on August 6, 2021.
10.4	English Translation of Equity Disposal Agreement dated February 5, 2021, incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on August 6, 2021.
10.5	English Translation of Equity Pledge Agreement dated February 5, 2021, incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on August 6, 2021.
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gushen, Inc.
(Registrant)

Date: August 23, 2021	By:	/s/ Yulong Yi
Yulong Yi
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman (Principal Executive Officer and Financial Officer)