Form 10-K
period 2021-09-30
Gushen, Inc
filed 2022-01-13
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-38474

Gushen, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 513, 5th Floor, No. 5 Haying Road,

Fengtai District, Beijing, China

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +8613949778662

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $80,094,651.88. This value is calculated by reference to the closing price of $2.7601 as of March 31, 2021, the last trading day of the registrant’s most recently completed second quarter ended on March 31, 2021, and 29,018,750 shares of common stock outstanding (excluding 10,000,000 shares of preferred stock held by the controlling shareholder) as of March 31, 2021.

As of September 30, 2021, there were 410,618,750 shares of the registrant’s common stock outstanding and 10,000,000 shares of preferred stock understanding.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

i

PART I

Item 1. Business.

Overview

Gushen, Inc., a Nevada corporation, (“we”, “us” or “the Company”) was incorporated under the laws of the State of Nevada on March 9, 2015.

The Company was originally set up as a holding company operating through its wholly owned subsidiary, Gushen Holding Limited, to provide managerial and IT support to start-ups as well as SME (small and medium enterprises) in Hong Kong and Malaysia to assist them in their early stages of operations as they expand and grow their own company. On August 5, 2016, the Company acquired a Hong Kong company, Gushen Credit Limited, with a money lender license registered according to Cap163 Money Lenders Ordinance of Hong Kong. Due to the keen competition and high rental expense in Hong Kong, on April 27, 2017, the Company decided to dispose of the asset for a consideration of $105,000 and ceased the business in Hong Kong. Thereafter, the Company did not open for business or generate any revenue from November 2017 to March 2020, making it dormant.

On March 27, 2020, as a result of a custodianship in Clark County, Nevada, Custodian Ventures, LLC was appointed custodian of Gushen Inc. David Lazar, a private investor and managing member of Custodian Ventures, LLC (together with David Lazar, the “Custodian”), was appointed as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. The Custodian was tasked to solicit investment on behalf of the Company.

On December 9, 2020, the Company, Custodian, and certain investors (“Purchasers”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers acquired 30 million shares of Series A preferred stock (the “Preferred A Shares”), each convertible into 10 shares of Common Stock, from Custodian for an aggregate purchase price of $525,000. In connection with the SPA, the Company, Custodian, and Gushen Holding Limited entered into a spin-off agreement, pursuant to which the Custodian acquired all issued and outstanding stock of Gushen Holdings Limited at a minimal purchase price of $1. Thereafter, the Company no longer retains any interest in Gushen Holding Limited.

On July 30, 2021, the Company and Dyckmanst Limited, a British Virgin Islands company (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each Preferred Stock is convertible into 10 shares of Common Stock. As a result, shareholders of Dyckmanst Limited collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes.

As a result of the Share exchange, the Company assumes the business of Dyckmanst Limited. Through certain overseas subsidiaries and contractual arrangements, the Company is able to consolidate the financial results of Beijing Zhuoxin Education Technology Co., Ltd. (“Zhuoxun Beijing”) and its subsidiaries in accordance with US GAAP as the primary beneficiary. Zhuoxun Beijing is a PRC company that provides family education resources to promote all-around education onsite in local communities organized by our regional collaborative education agency and offer parents easy access to a wide variety of courses online through our application.

The foregoing summary of the Share Exchange Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Share Exchange Agreement, which were filed as Exhibit 2.1 to the Form 8-K/A filed on August 6, 2021.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2021, the Company’s current liabilities exceeded the current assets by $5,373,363, its accumulated deficit was $423,276 and the Company has incurred losses during the fiscal year ended September 30, 2021 and 2020. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Organizational Structure

The Company is a holding company organized in Nevada in March 2015. As of the date of this annual report, the Company has the following wholly owned subsidiaries: (i) Dyckmanst Limited, an entity formed under the laws of British Virgin Islands, (ii) Edeshler Limited (“Edeshler Limited”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”) and a wholly owned subsidiary of Edeshler Limited, (iii) Beijing Fengyuan Zhihui Education Technology Co., Ltd. (“Fengyuan Beijing”), an entity formed under the laws of People’s Republic of China (“PRC”) as a wholly foreign owned enterprise and a wholly owned subsidiary of Edescher Limited.

In addition, Fengyuan Beijing has entered into a series of contractual arrangement (the “VIE Agreements”) with Zhuoxun Beijing, which is commonly known a variable interest entity (“VIE”), an entity formed under the laws of PRC, pursuant to which Fengyuan Beijing and the Company are able to consolidate the financial results of Zhuoxun Beijing and its subsidiaries in accordance with US GAAP as the primary beneficiary. The VIE Agreements executed in February 2021 include (i) a Consulting Service Agreement, (ii) a Busieness Operation Agreement, (iii) a Proxy Agreement, (iv) an Equity Disposal Agreement and (v) an Equity Pledge Agreement. Although Fengyuan Beijing does not own the equity interests of Zhuoxun Beijing, Mr. Yulong Yi (“Mr. Yi”), our chairman, chief executive officer, president, treasurer, and a significant stockholder, is also a director of Zhuoxun Beijing and controls all decision-making for Zhuoxun Beijing along with our other significant stockholder, Mr. Shaowei Peng (“Mr. Peng”), who has the ability to control Zhuoxun Beijing’s technology matters. In addition, Zhuoxun Beijing’s equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Yi.

This chart reflects our organizational structure as of September 30, 2021:

Edeshler Limited was established in Hong Kong on January 9, 2019 and operates as a holding company for our shares in Fengyuan Beijing.

Fengyuan Beijing was established in PRC on June 16, 2019 and operates as our onshore holding company in PRC and a party to the VIE Agreements.

Zhuoxun Beijing was established in PRC on August 22, 2013 and operates as the VIE under the VIE Agreements. Zhuoxun Beijing provides family education resources to promote all-around education onsite in local communities organized by our regional collaborative education agency and offer parents easy access to a wide variety of courses online through our application.

Beijing Zhuoxin Education Technology Co., Ltd. (Zhuoxin Beijing) was established in PRC on December 24, 2020. Zhuoxun Beijing owns 70% of equity interests in Zhuoxin Beijing, with the remaining 30% belonging to Guoxinzhengye Company Management Co., Ltd., a subsidiary of CITIC Group Corporation Ltd., a major PRC state-owned investment company. Zhuoxin Beijing is primarily engaged in establishing facilities to, among the others, provide family education consulting services, sell and rent book, organize book clubs, and sell educational electronic devices.

Business Model

Zhuoxun Beijing and its subsidiaries, or collectively as Zhuoxun Beijing, provide family education resources to promote all-around education onsite in local communities organized by their regional collaborative education agency and offer parents easy access to a wide variety of courses online through our application.

Zhuoxun Beijing delivers onsite educational services through its nationwide physical network of regional collaborative education agency. Its onsite educational services include programs such as individual development, youth leadership development, and parenting schools, enabling in-person guidance and interactions in classes. It has developed long-term business relationships with around 18 regional education agencies around the country, for whom it provide systematic training and management to ensure to deliver high-quality and uniformed educational service system.

Zhuoxun Beijing provides online education through its mobile application, “Wisdom Lighthouse” App (Formerly known as “Zhuoxun APP”), which is geared towards Chinese parents designed to help them acquire different family education resources. Its products provide two sets of curricula: “Good Parenting” (“教子有方”) and “Wise Parents” (“智慧父母”). “Good Parenting”, focused on child development, provides courses including EQ training, learning habits, learning ability, parents-children communication, stages of puberty, etc. to promote children’s mental and psychological health. “Wise Parents” introduces general strategies of family education to parents to help them better understand and support children’s growth and needs, whereby courses such as traditional family values, improvement of parents’ qualifications, psychological analysis are provided. Through its mobile application, Zhuoxun Beijing’s users can, based on their own interest and needs, select courses that suitable for them and obtain valuable knowledge and skills provided by our courses. Our users on mobile platform can use iPhone, Android, iPad and other tablets to review the courses anywhere and anytime.

Zhuoxun Beijing’s online family education mobile platform monetizes through in-app purchases. Its provides one free trial class of each course for all the users. The remaining classes are available for purchase. Users are able to view the first class for free before determining if to purchase the remaining classes.

Its product Zhuoxun Anti-Addiction Cellphone (“Zhuoxun Cellphone”) is an intelligent terminal device. It cooperates with Dami Zhilian Information Technology Group Co., Ltd, a technology company that develops and produces smartphones (“Dami Zhilian”). Zhuoxun Beijing give its design requirements to Dami Zhilian, who customizes and produces Zhuoxun Cellphone for Zhuoxun Beijing. It does not own any intellectual property in connection with Zhuoxun Cellphones. It sells Zhuoxun Cellphones through regional collaborative education agency. Zhuoxun Cellphone has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students. Parents are able to personalize and monitor children’s use of Zhuoxun Cellphone by setting screen auto-lock, monitoring internet surfing, monitoring mobile application usage, monitoring physical locations, etc.

Industry Focus

Zhuoxun Beijing’s primary business is in the family education industry, integrated with online and onsite classes, which it believes fulfills increasing needs for parents to enhance their family education. In China, many educational companies for students aged from 3 to 16 years old currently offer K-12 education and interest classes, emphasizing on helping students on their K-12 school study or providing professional courses to develop students’ after-class interest. Its family educational services offer well-designed courses for both parents and students, focusing on children’s all-around development and parenting methods, with a goal to enable effective and efficient communications among children and parents, to promote science-based parenting methods, and to assist with children’s full skill growth.

Family education industry in China is still at early stage, though it has experienced significant growth in recent years. The Chinese government issued the Guiding Opinions of on Strengthening Family Education in 2015, which proposes to continuously strengthen the work of family education, further clarifies the main responsibilities of parents in family education, stresses schools’ important role in family education, and accelerates the formation of a social support network for family education. The Chinese government has pledged greater support and guidance. According to the Five-Year Outline on the Promotion of Family Education (2016-2020) released in November 2016, “parent schools” will be established in 90 percent of kindergartens, primary and middle schools in cities, and in 80 percent of rural schools by 2020. Meanwhile, with the increasing income of the Chinese families, According to Frost & Sullivan, the education industry is expected to value approximately RMB 11 trillion by 2024. Additionally, the non-degree education industry income in China was approximately RMB 1.72 trillion in 2018 and is expected to increase to RMB 3.57 trillion at a compound growth rate of 10% by 2024. Further, the online education industry in China is expected to value approximately RMB 843.5 billion by 2024 at a compound growth rate of 34.4% by 2024 since 2018.

Zhuxun Beijing provides online family education through onsite educational activities and mobile application.

Product Offering

Onsite Educational Activities

Zhuoxun Beijing delivers onsite educational services to both parents and children. It has developed long term collaboration relationships with 18 regional collaborative education agencies, who are responsible for organizing, management and logistics while we provide classes. As of the date hereof, it has onsite educational activities in 30 cities, including but not limited to, Luoyang, Hohhot, Luohe, Yinchuan, Changde, Ruzhou, Xinxiang, Zhoukou, Sanmenxia, Lingbao, Zhengzhou and Chengdu.

From March 2019 to April 2019, it, together with another educational service provider, Beijing Kuaile Maitian Information Technology Co., Ltd., launched a short-term project, “China Good Student Project” in five cities in China, to improve the English ability of children aged around 10 years old by providing a series of English interactive games.

Zhuoxun Beijing’s onsite educational services include individual development, youth leadership development programs, and parenting schools, where parents and students are able to receive in-person guidance and enjoy interactions in classes.

Wisdom Lighthouse (“智慧灯塔”) Application (Formerly known as “ZhuoXun App”)

Zhuoxun Beijing’s online family educational services offer parents a convenient platform to access to courses. Users of its mobile applications are encouraged to become registered members. A registered member can, among others, track their study records, participate in discussion in the designated sections and post their study takeaways. It offers first class for each course for free. After taking first class, users can decide whether to purchase the whole course. As of September 30, 2021, it had around [34] thousand high frequency users in Widsom Lighthouse App.

Courses available through Widsom Lighthouse App include but are not limited to the followings:

“Good Parenting” (“教子有方”). Zhuoxun Beijing provides courses by age in four groups: 3 to 6 years old, 7 to 9 years old, 10 to 12 years old, and 13 to 16 years old. The courses are designed based on the difference in child development and behaviors between different aged groups, providing courses including EQ training, learning habits, learning ability, communication between children and parents, stages of puberty, etc.

“Wise Parents” (“智慧父母”). Under Wise Parents, there are mainly four types of courses: Classics of Chinese Studies, Occupation Promotion, Family Culture and Value, and Psychological Analysis. It introduces general strategies of family education for parents to understand and analyze children’s growth and maturing regularity.

Live classes. Zhuoxun Beijing frequently holds live classes presented by professionals, experts, or lecturers from different industries on different topics. During the live classes, users are able to actively interact with the speakers and discuss with other viewers.

“Life Wisdom Bank”. It is divided into self-improvement, excellent team and business, finance to provide additional auxiliary methods for parents’ growth, help parents become learning parents, and improve parents’ cultivation and life and work skills.

Sales and Marketing

Zhuoxun Beijing engages in a variety of marketing activities, integrating onsite and online methods, intended to introduce its products and services to prospective users. For onsite marketing, it (i) primarily works with regional education agencies in different areas where the regional education agencies are responsible for organizing, management, promotion and logistics and it is responsible for providing courses; (ii) promote family education by conferences, salons, lectures, free classes to raise people’s awareness of the significance of family education and promote its services; and (iii) benefit from its current users’ referrals by ensuring their use experience. For online marketing, Zhuoxun Beijing holds live broadcasting and carry out promotion events. It also holds various online community marketing activities on WeChat, a Chinese multi-purpose messaging and social media application to attract new users. It has held activities such as “VIP Membership Experience”, “Invite New Users to Get Your Rewards”, “Happy Spring Festival”, and “Large Turntable” and exchange of course points for in-kind prizes.

It has built up long-term business relationships with regional education agencies in different cities. As of September 30, 2021, we have engaged with 18 service providers, 5 of which have worked with us for more than 3 years. These agencies are widely distributed in different regions of China, including Provinces of Henan, Sichuan, Hunan and Ningxia.

Zhuoxun Beijing formulates marketing strategies, introduce teachers and lecturers, and provide systematic training to regional education agencies. Regional education agencies, strictly pursuant to its guidance, conduct marketing to sign up new customers, organize educational activities, and provide customer services before, during, and after classes, so as to ensure the high-quality of our educational services. All the activities conducted by the regional education agencies are using Zhuoxun Beijing’s logo and visual identity system to create its brand influence.

Customer Base

The main customers of Zhuoxun Beijing’s family educational services are its registered users who are parents interested in learning more about marriage, parent-child relationships, children’s habit formation, and children’s healthy growth. The majority of the customers have income at the middle to upper level in their local regions and are willing to invest in self-improvement and family education.

As of September 30, 2021, Wisdom Lighthouse App has about 34,000high frequency users.

Technology

Zhuoxun Beijing’s internal product teams are focused on the development and maintenance of product in addition to building and managing our software and hardware infrastructure. It intends to continue investing in the development of new products, such as mobile applications, and enhancing the efficiency and functionality of its existing products and infrastructure.

In addition to building and managing our software and hardware infrastructure, the product team also focuses on product development and maintenance. Zhuoxun Beijing intends to invest in the development of new products, such as course selection options, which helps students to find courses, assists institutions to recruit students and facilitates transactions between students and institutions by creating a fair and transparent localized third-party matching trading platform. Course selection is also beneficial to provide more choices and solutions for our diversified family education services. It also improves the efficiency and function of existing products and infrastructure.

Intellectual Property

Zhuoxun Beijing has registered the following intellectual property under the name of Zhuoxun Beijing:

Copyrights: In China, the term of copyrights related to published software is from the date of the publishing to December 31 of the 50th year of the publishing.

Computer Software	Registered Area	Registration Number	Description	Registering Authority	Registration Date
Zhuoxun Education Application V1.0	China	2019SR0024304	Mobile education application	National Copyright Administration of the People’s Republic of China (“NCAC”)	1/8/2019
Zhuoxun Education Software V1.0	China	2018SR823347	Education platform	NCAC	10/16/2018
Zhuoxn Shangjia Application V1.0	China	2020SR0048604	Mobile education application	NCAC	1/10/2020
Wisdom Lighthouse Application (Android) V1.0	China	2019SR0669066	Mobile education application	NCAC	6/28/2019
Wisdom Lighthouse Application (iOS) V1.0	China	2019SR0669412	Mobile education application	NCAC	6/28/2019
Ruizhi Lighthouse Application (Android) V1.0	China	2020SR0380970	Mobile education application	NCAC	4/26/2020
Ruzhi Lighthouse (iSO) V1.0	China	2020SR0380965	Mobile education application	NCAC	4/26/2020
Zhuoxn Shangcheng Application（Android） 1.0	China	2021SR1183720	E-commerce platform	NCAC	8/11/2021
Zhuoxun Education Application（Tablet PC） 1.0	China	2021SR1183894	Mobile education application	NCAC	8/11/2021
Ruizhi Lighthouse Application (Android) V4.0	China	2021SR1305659	Mobile education application	NCAC	9/1/2021
Ruzhi Lighthouse Application (iSO) V4.0	China	2021SR1305660	Mobile education application	NCAC	9/1/2021

Trademarks: In China, the term of a registered trademark is 10 years. The owner can apply extension with the trademark office within six months before or after the expiration. The review process of a trademark application usually takes about one year in China.

Trademarks	Registered Area	Trademark Number	Category Description	Term	Registering Authority
	China	37832169	Category 9	2020/4/7-2030/4/6	Trademark Office of The State Administration for Industry & Commerce of the People’s Republic of China (the “Trademark Office”)
	China	37818362	Category 16	2020/5/28-2030/5/27	Trademark Office
	China	37819610	Category 35	2020/4/14-2030/4/13	Trademark Office
	China	47571347	Category 9	2021/3/7-2031/3/6	Trademark Office
	China	47549318	Category 16	2021/3/7-2031/3/6	Trademark Office
	China	47554839	Category 35	2021/3/7-2031/3/6	Trademark Office
	China	47571429	Category 41	2021/3/7-2031/3/6	Trademark Office
	China	38881941	Category 9	2020/8/28-2030/8/27	Trademark Office
	China	38871734	Category 16	2020/6/21-2030/6/20	Trademark Office
	China	38892456	Category 41	2020/8/28-2030/8/27	Trademark Office
	China	36092361	Category 9	2019/9/21-2029/9/20	Trademark Office
	China	32139796	Category 35	2019/12/14-2029/12/13	Trademark Office
	China	32830528	Category 41	2020/4/14-2030/4/13	Trademark Office
	China	18990205	Category 42	2017/2/28-2027/2/27	Trademark Office
	China	32138964	Category 9	2019/12/14-2029/12/13	Trademark Office
	China	37816447	Category 9	2019/12/14-2029/12/13	Trademark Office
	China	37806792	Category 16	2019/12/21-2029/12/20	Trademark Office
	China	37823110	Category 35	2019/12/21-2029/12/20	Trademark Office
	China	37819581	Category 41	2019/12/14-2029/12/13	Trademark Office
	China	37811174	Category 9	2019/12/28-2029/12/27	Trademark Office
	China	37832156	Category 16	2019/12/28-2029/12/27	Trademark Office
	China	37816846A	Category 35	2020/2/7-2030/2/6	Trademark Office
	China	37832166	Category 41	2020/1/14-2030/1/13	Trademark Office
	China	45269917	Category 9	2020/12/21-2030/12/20	Trademark Office
	China	45248201	Category 41	2020/12/21-2030/12/20	Trademark Office
	China	45373919	Category 9	2020/11/28-2030/11/27	Trademark Office
					Trademark Office
	China	45382746	Category 41	2020/11/28-2030/11/27	Trademark Office

(1)	Category 9 (Scientific Instruments) includes: speakers, downloadable mobile phone application software, copiers (photography, static electricity and heat), navigation instruments, glasses, electronic dictionaries, neon billboards, measuring tools, downloadable computer application software and electronic notepads;

(2)	Category 16 (Office Supplies) includes: lithographic arts and crafts, paper handkerchiefs, writing tools, notebooks, office punchers, paper packaging boxes, stationery, teaching materials (except instruments), books, billboards made of paper or paperboard;

(3)	Category 18 (Leather Goods) includes: schoolbags, backpacks, walking sticks, suitcases, office bags, umbrella rings, harness accessories, animal skin products, travel bags, (women’s) wallets;

(4)	Category 25 (Clothing, Shoes & Hats) includes: infant clothing, shoes (footwear), clothing, scarf, clothing, socks, sleep goggles, hats (outwear), belts, driver’s clothing, gloves (clothing);
(5)	Category 26 (Lace, Ribbons, Embroidery & Fancy Goods) includes: wigs, corded crafts, lace accessories, buttons, linen markings, clothing decorations, collar holders, needles, artificial flowers, thermal adhesive patches for repairing textiles;
(6)	Category 28 (Sporting Goods) includes: swimming pools (for entertainment purposes), chess, archery equipments, sports nets, toys, toy statues, exercise equipments, game equipments, fishing equipments and dolls;
(7)	Category 35 (Advertising & Sales) includes: marketing for others, accounting, photocopying services, human resource management, online marketing for buyers and sellers of goods and services, business management of franchises, retail or wholesale services of sanitary preparations, soliciting sponsorship, providing industry information through websites, advertising;
(8)	Category 38 (Communication Services) includes: wired transmission of sound, image, signal and data, radio broadcasting, provision of online forum, provision of database access service, video conference service, provision of Internet chat room, data streaming transmission, podcast video transmission, video on-demand transmission, and broadcasting of programs through the Internet;
(9)	Category 39 (Transportation & Storage) includes: transportation, ride-sharing services, courier services (letters or commodities), travel reservation, travel arrangement, ship transportation, storage, automobile transportation, air transportation, coordination of travel arrangements for individuals and groups;
(10)	Category 41 (Education & Entertainment) includes: tutoring services, arranging and organizing training courses, entertainment services, publishing, lottery issuance, mobile library, zoo services, arranging and organizing educational meetings, training, club services (entertainment or education);
(11)	Category 42 (Design & Research) includes: graphic art design, software as a service (SaaS), web design, platform as a service (PAAS), art appraisal, interior design, research and development of new products for others, industrial product appearance design, fashion design and material testing;
(12)	Category 45 (Social Service) includes: planning and arranging wedding services, dating services, online social network services, social companionship, dating services, arranging funerals, physical security consulting, personal clothing matching consulting, and providing legal information service through website.

Domains: In China, the registration of domains can be extended by annual renewal or periodic renewal by paying the annual or periodic registration fee. If renewal registration fee is not paid timely, the domain will become available to the public. Zhuoxun Beijing has effectively maintained the following domains:

Names	Registration Date	Current Expiration Date	Registering Authority
zhuoxuncn.com	October 4, 2012	October 4, 2022	Internet Corporation for Assigned Names and Numbers
zhuoxuncn.cn	August 10, 2018	August 10, 2022	Internet Corporation for Assigned Names and Numbers

Competition

Zhuoxun Beijing operates in a highly competitive environment. It believes the primary competitive factors in providing family educational services are high-quality, systemization, reputation, recognized lecturers, and accessibility. Family education industry is still at the early stage in China, where Zhuoxun Beijing believes there is no dominating company yet. Zhuoxun Beijing competes with a number of large and small companies, including integrated online virtue education platforms and onsite educational service companies.

Zhuoxun Beijing believes its ability to compete depends upon many factors both within and beyond its control, including the following:

●	high-quality and numbers of courses, meetings the needs of the parents with different aged children;

●	courses research and development ability;

●	professional software, applications, and webpage R&D team;

●	recognized teachers, professors, and lecturers;

●	nationwide strong network of regional service providers under systematic training guidance;

●	marketing efforts; and

●	our brand strength in the marketplace relative to our competitors.

Government Regulations

Zhuoxun Beijing’s business is regulated by diverse and evolving laws and governmental authorities in China. It is subject to laws and regulations related to Internet communications, privacy, consumer protection, security and data protection, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising. These laws and regulations are becoming more prevalent, and new laws and regulations are under consideration by the Chinese governments. Any failure by it to comply with existing laws and regulations may subject it to liabilities. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Plus, legal uncertainties surrounding Chinese government regulations could increase Zhuoxun Beijing’s costs of doing business, require it to revise its services, prevent it from delivering its services over the Internet or slow the growth of the Internet, any of which could materially adversely affect its business, financial condition and results of operations.

Item 1A. Risk Factors.

The following are factors that could have a significant impact on our operations and financial results and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements.

Risks Related to Our Business and Our Industry

Our onsite business could be affected by the spread of COVID-19.

If there is new COVID-19 cases discovered inside the mainland border, the PRC government would impose strict regulations about social distancing or prohibitions on social gatherings, making it very hard for us to develop offline meetings and courses.

However, on the other hand, this could be a good opportunity for our online educational services. Because students are not allowed to go to school while there are still new cases of COVID-19, they have more time to study at home. Thus, there is a bigger possibility that they will use Zhuoxun Beijing’s online courses and other online educational services.

China’s regulatory requirements or changes in off-campus training institutions may affect our business operations and prospects.

In May 2021, the 19th meeting of the Central Committee for Comprehensive Promotion of Reform has reviewed the Opinions on Further Reducing the Burden of Homework and Off-campus Training for Students in Compulsory Education, which emphasized to promote the implementation of “Double Reduction” work for education authorities. Additionally, some other regulations in relation to reducing the burden of off-campus training for children and enhancement of management of off-campus training institutions that serve primary and secondary school students have been circulated earlier.  On June 15, 2021, the Department of Off-campus Education and Training Supervision under the Ministry of Education was established. According to the introduction on the official website of Ministry of Education, the Department of Off-campus Education and Training Supervision is responsible for off-campus education and training management for primary and middle school students (including kindergarten children). It also formulates norms and management policies of off-campus education and training, organize and implement the comprehensive management of off-campus education and training, and guide the comprehensive law enforcement of off-campus education and training.

In July 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council formally issued the Double Reduction Opinions. According to the Double Reduction Opinions, regulatory authorities will fully regulate off-campus training behavior. The Double Reduction Opinions clarified some administrative measures. One is to insist on strict approval of institutions, the second is to prohibit capitalization operations, the third is to establish a training content filing and supervision system, the fourth is to strictly control the opening hours of discipline training institutions, and the fifth is to incorporate subject fees into government guidance prices. In response to new situations and new problems in the management of off-campus training institutions, the administration may further improve relevant laws, regulations and systems. For non-disciplinary training institutions, the Double Reduction Opinions require all regions to distinguish their types as sports, culture and art, science and technology, etc., and clarify the corresponding competent departments to set standards and strictly approve. The General Office of the Ministry of Education issued a notice later, which further clarifies the subject and non-disciplinary scope of off-campus training during the compulsory education stage. Apart from what have been clarified in the Double Reduction Opinions, there also remains uncertainty as to, among others, what strict measures would be imposed on off-campus training institutions, how these regulations would be interpreted and implemented, and whether they would apply to our current business. If we are required to be in compliance with those stricter regulatory requirements, we may not be able to meet such regulatory requirements in a timely manner or at all, additional costs, adverse operational or financial impacts on our business may incur when meeting these requirements, and, which may adversely affect our business, financial condition and operating results.

We are subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws apply not only to third-party transactions, but also to transfers of information between us, our WFOE (Fengyuan Beijing), the VIE (Zhouxun Beijing), and the VIE’s subsidiary, and among us, our WFOE, our VIE, and our VIE’s subsidiary, and other parties with which we have commercial relations with. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China, or the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Measures for Cybersecurity Censorship (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Censorship. The draft measures extend the scope of cybersecurity reviews to data processing operators engaging in data processing activities that affect or may affect national security, including listing in a foreign country. If the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all. Zhuoxun Beijing offers a mobile application in China, and it could be subject to cybersecurity review in the future. During such review, it may be required to suspend new user registration in China and experience other disruptions to its operations. Cybersecurity review could also result in negative publicity with respect to our company and diversion of our managerial and financial resources.

Furthermore, if we or Zhuoxun Beijing were found to be in violation of applicable laws and regulations in China during such review, we or Zhuoxun Beijing could be subject to administrative penalties, such as warnings, fines, or service suspension. Therefore, cybersecurity review could materially and adversely affect our or or Zhuoxun Beijing’s business, financial condition, and results of operations.

In addition, the PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and took effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security. As the Data Security Law was recently promulgated and has not yet taken effect, we may be required to make further adjustments to our business practices to comply with this law. After the Data Security Law takes effect, if our or or Zhuoxun Beijing’s data processing activities were found to be not in compliance with this law, we or Zhuoxun Beijing could be ordered to make corrections, and under certain serious circumstances, such as severe data divulgence, we or or Zhuoxun Beijing could be subject to penalties, including the revocation of our business licenses or other permits. As there remain uncertainties regarding the further interpretation and implementation of those laws and regulations, we cannot assure you that we or Zhuoxun Beijing will be compliant such new regulations in all respects, and we or Zhuoxun Beijing may be ordered to rectify and terminate any actions that are deemed illegal by the regulatory authorities and become subject to fines and other sanctions. As a result, Zhuoxun Beijing may be required to suspend relevant businesses, shut down website, take down operating applications, or face other penalties, which may materially and adversely affect our or Zhuoxun Beijing’s business, financial condition, and results of operations.

Recently, there has been an increasing focus on ensuring that mobile apps comply with privacy regulations. The Announcement of Launching Special Crackdown Against Illegal Collection and Use of Personal Information by Mobile Apps was issued with effect on January 23, 2019 and commenced coordinated efforts among the CAC, the PRC Ministry of Industry and Information Technology, or the MIIT, the PRC Ministry of Public Security, and the SAMR to combat the illegal collection and use of personal information by mobile apps throughout China. On October 31, 2019, the MIIT issued the Notice on the Special Rectification of Mobile Apps Infringing Users’ Rights and Interests, pursuant to which application providers were required to promptly rectify issues that the MIIT designated as infringing application users’ rights such as collecting personal information in violation of PRC regulations and setting obstacles for user account deactivation. In July 2020, the MIIT issued the Notice on Conducting Special Rectification Actions in Depth Against the Infringement upon Users’ Rights and Interests by Applications, to rectify the following issues: (i) illegal collection and use of personal information of users by an application and a software development kit, (ii) setting up obstacles and frequently harassing users, (iii) cheating and misleading users, and (iv) inadequate implementation of application distribution platforms’ responsibilities. Pursuant to the notice, by the end of August 2020, the management system for the national application technical testing platform will be put into use, and by December 10, 2020, the testing of 400,000 mainstream applications must be completed. If any of our mobile apps are not in compliance with these regulations, we could be subject to penalties, including revocation of our business licenses and permits.

Zhuoxun Beijing has not been subject to any penalties from the competent governmental authorities for its collection or storage of data. Any failure to comply with applicable cybersecurity, privacy, and data protection laws and regulations could result in proceedings against us or Zhuoxun Beijing by government authorities or others, including notification for rectification, confiscation of illegal earnings, fines, or other penalties and legal liabilities against us, which could materially and adversely affect our business, financial condition, and results of operations. In addition, compliance with the current and future strict legal requirements could be expensive, and may place restrictions on our or Zhuoxun Beijing’s business operations and the manner in which or Zhuoxun Beijing interacts with its users. Any negative publicity on or Zhuoxun Beijing’s mobile application’s safety or privacy protection mechanism and policy could harm our public image and reputation and materially and adversely affect our or Zhuoxun Beijing’s business, financial condition, and results of operations.

RISKS RELATING TO OUR CORPORATE STRUCTURE

If the PRC government finds that the contractual arrangement that establishes our corporate structure for operating our business does not comply with applicable PRC laws and regulations, we could be subject to severe penalties.

Foreign ownership in entities that provision of value-added telecommunication services, with a few exceptions, is subject to restrictions under current PRC laws and regulations. Specifically, foreign ownership of an internet information service provider may not exceed 50%, and the major foreign investor is required to have a record of good performance and operating experience in managing value-added telecommunications business. Furthermore, Radio and TV program production also fall within prohibited industries for foreign investors according to PRC laws and regulations.

The Company and its non-PRC subsidiaries are foreign enterprises and Fengyuan Beijing is a wholly owned foreign enterprise (“WFOE”) under PRC law, and therefore cannot receive a license to provide internet information service or engage in Radio or TV program production in China. To comply with PRC laws and regulations, we, through Fengyuan Beijing, entered into a series of VIE Agreements with the VIE, Zhuoxun Beijing, and its subsidiaries, who engages in such activities in China.

If our or Zhuoxun Beijing’s ownership structure and contractual arrangements are found to be in violation of any PRC laws or regulations, or if we or Zhuoxun Beijing are found to be required but failed to obtain any of the permits or approvals for our mobile apps development business, the relevant PRC regulatory authorities, including, among others, the Cyberspace Administration of China or the CAC, which regulates the mobile app service industry in China, Ministry of Commerce of PRC, or the MOFCOM, which regulates the foreign investment in China would have broad discretion in imposing fines or punishments upon us for such violations against us or Zhuoxun Beijing, including revocation of licenses, confiscation, blocking of websites or apps, blocking of transactions, imposition of fines and penalties, revocation of preferential tax treatment, requiring restructuring and restrictions on use of proceeds.

As of the date hereof, similar ownership structure and contractual arrangements have been used by many China-based companies listed overseas, including a number of internet companies listed in the United States. To our knowledge, none of the fines or punishments listed above has been imposed on any of these public companies. However, we cannot assure you that such fines or punishments will not be imposed on us or any other companies in the future. If any of the above fines or punishments is imposed on us, our business, financial condition and results of operations could be materially and adversely affected.

We rely on contractual arrangements with Zhuoxun Beijing and its shareholders for our operations in China, which may not be as effective in providing control as direct ownership.

We have relied and expect to continue to rely on the contractual arrangements with Zhuoxun Beijing and its shareholders to receive financial benefits from the operations of Zhuoxun Beijing. However, these contractual arrangements may not be as effective as direct equity ownership in providing us with control over Zhuoxun Beijing. Any failure by our affiliated entities, Zhuoxun Beijing and the shareholders of Zhuoxun Beijing, to perform their obligations under the contractual arrangements would have a material adverse effect on the consolidated financial position and consolidated financial performance of our company.

If the imposition of government actions causes us to lose our right to receive substantially all the economic benefits and residual returns from our affiliated entities and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our affiliated entities.

The VIE or the holding company may be subject to approval or other requirement from PRC authorities in connection with this offering, and, if required, we cannot assure you that we will be able to obtain such approval or satisfy such requirement. If we failed to obtain such approval or satisfy such requirement, we may not be able to continue listing on U.S. exchange, continue to offer securities to investors, or materially affect the interest of the investors and the value of our Class A Ordinary Shares may decrease or become worthless.

We also face risks relating to our corporate structure. Investors in our common shares are not purchasing equity interests in the VIE domiciled in China or in our PRC subsidiaries but instead are purchasing equity interests in a Nevada holding company. You may never directly hold equity interests in Fengyuan Beijing or Zhuoxun Beijing. If the PRC government deems that our contractual arrangements with Zhuoxun Beijing do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change or are interpreted differently in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC regulatory authorities could disallow this structure, which would materially adversely affect our operations and the value of our common shares, and could cause the value of such securities to significantly decline or become worthless.

Because we rely on the VIE Arrangements for our revenue, the termination of these agreements would severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and are the primary financial beneficiary of the VIE, Zhuoxun Beijing. Zhuoxun Beijing may terminate the VIE Arrangements for any or no reason at all. Because neither we, nor our subsidiaries, own equity interests of Zhuoxun Beijing, the termination of the VIE Arrangements would sever our ability to receive payments from Zhuoxun Beijing under our current holding company structure. While we are currently not aware of any event or reason that may cause the VIE Arrangements to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the VIE Arrangements are terminated, this would have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the NPC approved the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and implementation. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through VIE Arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for VIE Arrangements as a form of foreign investment. Therefore, there can be no assurance that our arrangement with the VIE through VIE Arrangements will not be deemed as foreign investment in the future.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures (Negative List) for Foreign Investment Access that was jointly promulgated by MOFCOM and the NDRC and took effect in July 2020. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If the VIE Arrangements are deemed as foreign investment in the future, and any business of our consolidated VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the VIE Arrangements that allow us to receive financial benefits from the VIE may be deemed as invalid and illegal, and we may be required to unwind such VIE Arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

RISKS RELATING TO DOING BUSINESS IN CHINA

Changes in the PRC’s political, economic or social conditions or government policies may have an adverse impact on our business and operations.

Substantially all of Zhuoxun Beijing and its subsidiaries’ assets and operations are located in China. Accordingly, its business, financial condition, results of operations and prospects may be influenced to a significant degree by economic, political and social conditions in China generally.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the political, economic and governmental policies and measures of the PRC government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect Zhuoxun Beijing’s business and operating results, lead to reduction in demand for its services and adversely affect its competitive position. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on Zhuoxun Beijing. For example, its financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.

The PRC legal system is based on written laws and statutes. Previous court decisions are encouraged to be used for reference but it remains unclear to what extent the prior court decision may impact the current court ruling as the encouragement policy is new and there is limited judicial practice in this regard. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, as the PRC legal system continues to evolve rapidly, the interpretation and enforcement of these laws, regulations and rules involves significant uncertainty and different degrees of inconsistency. In addition, the PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, Zhuoxun Beijing may not be aware of its violation of any of these policies and rules until sometime after the violation. Such unpredictability towards its contractual, property (including intellectual property) and procedural rights could adversely affect its business and impede its ability to continue operations. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Various legislative and regulatory developments related to U.S.-listed China-based companies due to lack of PCAOB inspection and other developments due to political tensions between the United States and China may have a material adverse impact on our listing and trading in the U.S. and the trading prices of our shares.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. On December 2, 2021, the SEC finalized rules implementing the submission and disclosure requirements in the HFCAAct. The HFCA Act states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. As of now, we believe our auditor is subject to PCAOB inspection, however, if in the future, for any reason, our auditor fails to deliver its workpaper located in China to PCAOB or PCAOB is unable to conduction inspection without the approval of the PRC authorities, our common stock may be delisted from a national securities exchange in the U.S or de-registered from the over-the-counter market pursuant to the HFCA Act.

In addition, political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC and the executive orders issued by U.S. President Donald J. Trump in August 2020 that prohibit certain transactions with certain Chinese companies and their applications. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, there have been recent media reports on deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. If any such deliberations were to materialize, the resulting legislation may have material and adverse impact on the stock performance of China-based issuers listed in the United States.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a certain period no more than 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We do not own or have not been granted land use rights to any property in China or any other countries. We rent our office space through a lease which we believe is adequate and suitable for our current operations.

We have the property set forth in the table below.

Location	Size	Leased/Owned/ Granted	Function
Room 515, 5th Floor, No. 5 Haiying Road, Fengtai District, Beijing, P.R.C	300 square meters (approximately 3,339 square feet)	Leased	Office
Room 513, 5th Floor, No. 5 Haiying Road, Fengtai District, Beijing, PRC	350 square meters (approximately 3,767 square feet)	Leased	Office
Room 514, 5th Floor, No. 5 Haiying Road, Fengtai District, Beijing, PRC	200 square meters (approximately 2,153 square feet)	Leased	Office
Room 901, Unit 1, Xiangling Zhihuigang (Jianye Zhihuigang), N.W. Corner at Kaiyuan Ave. & Dingdingmen Street, Luoyang, Henan Province, PRC	315.28 square meters (approximately 3,393.65 square feet)	Leased	Office
Room 902, 903, 904, 907, 9th Floor, Building No. 1, Weilaichuangye Guangchang, N. 3rd Gangxing Road, Gaoxin District, Jinan, Shandong Province, PRC	840 square meters (approximately 9,041.68 square feet)	Leased	Office
Room 101-102, Building 4, No. 436, Longmen Avenue, Luolong District, Luoyang City, Henan Province, China	1146.13 square meters (approximately 12,336.84 square feet)	Leased	Office

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings other than ordinary routine litigation incidental to the business , to which we or any of our subsidiaries is a party or of which any of our property is the sbuject. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of September 30, 2021, we had 410,618,750 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 60 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

On July 30, 2021, pursuant to the terms of the Share Exchange Agreement, the Company issued an aggregate of 381,600,000 shares of its Common Stock to former shareholders of Dyckmanst Limited upon the closing of the Share Exchange. All of the securities issued pursuant to the Share Exchange Agreement were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2021.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.

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

Company Overview

Gushen, Inc., or GSHN, owns 100% of the issued and outstanding capital stock of Dyckmanst Limited, which was incorporated on December 21, 2018 under the law of British Virgin Islands. Dyckmanst Limited is a holding company holding all of the outstanding equity of 100% Edeshler Limited, or Edeshler HK, since January 9, 2019. Edeshler HK is a holding company holding all of the outstanding equity of Beijing Fengyuan Zhihui Education Technology Co., Ltd., or Fengyuan Beijing. Fengyuan Beijing was incorporated on June 17, 2019 in China as a wholly foreign owned enterprise. Fengyuan Beijing operates through its subsidiary, Zhuoxun Beijing. Zhuoxun Beijing was incorporated on August 22, 2013 in China and is engaged to provide family education resources to promote all-around education onsite in local communities organized by our regional collaborative education agency and offer parents easy access to a wide variety of courses online through our application. On December 24, 2020, Zhuoxun Beijing and Guoxinzhengye Company Management Co., Ltd. (“Guoxinzhengye”) entered into a certain join venture agreement to establish Beijing Zhuoxin Education Technology Co., Ltd. (Zhuoxun Beijing: 70% equity interest, Guoxinzhengye: 30% equity interest) (“Zhouxin Beijing”). Zhuoxin Beijing is primarily engaged in establishing facilities to, among the others, provide family education consulting services, sell and rent book, organize book clubs, and sell educational electronic devices.

VIE Agreements

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

The foregoing summary of the Consulting Service Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Consulting Service Agreement, which was filed as Exhibit 10.1 to the Form 8-K/A filed on August 6, 2021.

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

The foregoing summary of the Business Operation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Business Operation Agreement, which was filed as Exhibit 10.2 to the Form 8-K/A filed on August 6, 2021.

Proxy Agreement

Pursuant to the terms of the Proxy Agreements dated February 5, 2021, among Fengyuan Beijing, and the shareholders of Zhuoxun Beijing (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Zhuoxun Beijing has irrevocably entrusted his/her shareholder rights as Zhuoxun Beijing’s shareholder to Fengyuan Beijing , including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

The foregoing summary of the Proxy Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the Proxy Agreements, which were filed as Exhibit 10.3 to the Form 8-K/A filed on August 6, 2021.

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

The foregoing summary of the Equity Disposal Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Disposal Agreement, which was filed as Exhibit 10.4 to the Form 8-K/A filed on August 6, 2021.

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

The foregoing summary of the Equity Pledge Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Pledge Agreement, which was filed as Exhibit 10.5 to the Form 8-K/A filed on August 6, 2021.

Pursuant to the Share Exchange Agreement signed on July 30, 2021, GSHN acquired 100% of the issued and outstanding securities of Dyckmanst Limited in exchange for 381,600,000 shares of Common Stock, par value $0.0001 per share of GSHN. As a result of the Share Exchange, the business of Dyckmanst Limited becomes our business. As such, the following results of operations are focused on the operations of Dyckmanst Limited and exclude the operation of the Company prior to the Share Exchange.

Foreign Operations

All of Zhuoxun Beijing’s business operations are conducted in Mainland China as a VIE. Accordingly, its results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the PRC. Operating in foreign countries involves substantial risk. For example, its business activities subject it to a number of Chinese laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations, which have uncertainties. Any failure to comply with the PRC laws and regulations could subject it to fines and penalties, make it more difficult or impossible to do business in China and harm our reputation.

Operating in foreign countries also subjects us to risk from currency fluctuations. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of its foreign currency-denominated sales and earnings. This could either reduce the U.S. dollar value of Zhuoxun Beijing’s prices or, if it raises prices in the local currency, it could reduce the overall demand for its offerings. Either could adversely affect its revenue. Conversely, a rise in the price of local currencies relative to the U.S. dollar could adversely impact Zhuoxun Beijing’s profitability because increase its costs denominated in those currencies would increase, thus adversely affecting gross margins.

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

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. Our Main business would continue to be affected by China's anti-epidemic measures such as restrictions on public gatherings in the COVID-19 pandemic. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on Zhuoxun Beijing’s business or results of operations at this time.

Revenue Recognition

Zhuoxun Beijing recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which Zhuoxun Beijing expects to receive in exchange for those goods or services. Zhuoxun Beijing recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) it satisfies the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to its customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Zhuoxun Beijing identified the following performance obligations for each type of contract:

Training Revenue

Zhuoxun Beijing’s onsite training course service primarily includes assigning instructors, providing onsite classes and presenting training materials to the course participants who attend the classes. The series of tasks as discussed above are interrelated and are not separable or distinct as the customers cannot benefit from the standalone task.

Zhuoxun Beijing’s online training course service primarily includes courseware or videos which are already published on the website. Other than providing the access, there are no bundle or multiple separable and distinct tasks.

According to ASC 606-10-25-19, there is one performance obligation for the training course service.

Mobile Phone Revenue

Zhuoxun Beijing’s sales contracts of anti-addiction mobile phone device provide that it provides multiple delivery of the product specified in the contracts. The contacts identify the quantity, product model, product type and unit price of the product that will be sold to our customers. The contracts allow the customers to place separate orders within the credit limit as specified in the contracts. The delivery is based on the quantity of customers’ order. Zhuoxun Beijing’s customers can benefit from the mobile phone devices every time it delivers to them. Therefore, the delivery of the products is separately identifiable and distinct.

Hence, there are multiple performance obligations in each of the sale contracts of anti-addiction mobile phone device.

Practical expedients and exemption

Zhuoxun Beijing has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2021	RMB6.4567 to $1
September 30, 2020	RMB6.8013 to $1

Income statement and cash flows items
For the year ended September 30, 2021	RMB6.5074 to $1
For the year ended September 30, 2020	RMB7.0061 to $1

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

Intangible Assets

Intangible assets mainly comprise domain names and trademarks. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Company’s intangible assets are listed below:

Estimated useful lives (years)
Software	10

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2021 and 2020.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2021 and 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of September 30, 2021 and 2020, the Company had no investments in financial instruments.

Restricted assets

The Company’s PRC subsidiary and the VIE are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The Company’s PRC subsidiary and the VIE are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard is effective for beginning September 30, 2021. We are currently evaluating the impact of the standard on our consolidated financial statements.

RESULTS OF OPERATIONS OF DYCKMANST LIMITED

Comparison of Year Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the year ended September 30, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Year Ended September 30,
	2021		2020
	Amount	of Revenue	Amount	of Revenue
Revenue	$1,928,456	100.00	$8,199,277	100.00
Cost of revenue	(1,203,532)	(62.41)	(4,954,625)	(60.43)
Gross profit	724,924	37.59	3,244,652	39.57
Selling expenses	(9,032,933)	(468.40)	(5,821,605)	(71.00)
General and administrative expenses	(1,963,374)	(101.81)	(1,538,053)	(18.76)
Loss from operations	(10,271,383)	(532.62)	(4,115,006)	(50.19)
Other income	(403,668)	(20.93)	52,399	0.64
Net (loss) income before income taxes	(10,675,051)	(553.55)	(4,062,607)	(49.55)
Income tax benefit (expenses)	760,013	39.41	1,014,434	12.37
Net loss	$(9,915,038)	(514.14)	$(3,048,173)	(37.18)
Less: Net loss attributable to non-controlling interests	(884)	(0.05)	-	-
Net loss attribute to the company’s shareholders	$(9,914,154)	(514.10)	$(3,048,173)	(37.18)

Revenue.

The Company’s revenue was decreased $6,270,821 from $8,199,277 to $1,928,456 during the year ended September 30, 2021 compared with the fiscal year ended September 30, 2020. Due to the COVID-19, the Company forced to reduce the offline training from 2020 and stopped the offline courses from April 2021 to July 2021.

Cost of revenue.

Our cost of revenue was $1,203,532 and $4,954,625 for the year ended September 30, 2021 and 2020, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin.

Our gross profit was $724,924 for the year ended September 30, 2021, compared with a gross profit of $3,244,652 for the year ended September 30, 2020. Gross profit as a percentage of revenue (gross margin) was 37.59% for the year ended September 30, 2021, compared to a gross profit of 39.57% for the year ended September 30,2020.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses increased by $3,211,328 to $9,032,933 for the year ended September 30, 2021, compared to $5,821,605 for the year ended September 30, 2020. We adjust the strategy by reducing our own selling employees and raising more marketing fee to local agents for attracting more customers.

	Year ended September 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	1,333,847	14.77	1,362,968	23.41	(29,121)	(2.14)
Advertising Fees	224,116	2.48	238,616	4.10	(14,500)	(6.08)
Conference Fees	129,542	1.43	145,824	2.50	(16,282)	(11.17)
Marketing fee	4,358,393	48.25	1,003,288	17.23	3,355,105	334.41
Rent	1,076	0.01	119,320	2.05	(118,244)	(99.10)
Others	2,985,959	33.06	2,951,589	50.70	34,370	1.16
Total Selling Expense	$9,032,933	100.00	$5,821,605	100.00	$3,211,328	55.16

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $425,321 to $1,963,374 for the year ended September 30, 2021, compared to $1,538,053 for the year ended September 30, 2020. We hired more staff for organization managements and reduce the professional service by third parties during the year ended September 31, 2021.

	Year ended September 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	904,625	46.08	554,226	36.03	350,399	63.22
Depreciation and amortization	105,598	5.38	101,434	6.59	4,164	4.11
Rent	142,295	7.25	37,865	2.46	104,430	275.80
Profession fee	443,076	22.57	613,707	39.90	(170,631)	(27.80)
Others	367,780	18.73	230,821	15.01	136,959	59.34
Total G&A Expenses	$1,963,374	100.00	$1,538,053	100.00	$425,321	27.65

Income tax benefit.

Our Income tax benefit was $760,013 for September 30, 2021, compared to income tax expense of $1,014,434 for the year ended September 30, 2020. The decrease was mainly due to net loss before income tax for the year ended September 30, 2021, compared to net income before income tax for the year ended September 30, 2021.

Net loss.

As a result of the effect of the cumulative factors described above, our net loss was $7,730,449 and $3,048,173 for the year ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended September 30,
	2021	2020
Net cash used in operating activities	$(4,749,894)	$(3,575,235)
Net cash used in investing activities	(67,461)	(29,260)
Net cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	(4,817,355)	(3,604,495)
Effect of exchange rate changes on cash and cash equivalents	342,871	400,168
Cash and cash equivalents at the beginning of period	7,134,106	10,338,433
Cash and cash equivalents at the end of period	$2,659,622	$7,134,106

As of September 30, 2021, we had cash and cash equivalents of $2,659,622. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

As of September 30, 2021, we had working capital deficit of $ $5,373,363.

As of September 30, 2021, our cash balance was $2,659,622 and our current liabilities exceed current assets by $5,373,363 which together with continued losses from operations raises substantial doubt about our ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company’s actions to improve operation efficiency, cost reduction, and enhance core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

We have considered whether there is substantial doubt about our ability to continue as a going concern due to its working capital deficit of $ $5,373,363, accumulated deficit of $423,276 and net losses incurred during the fiscal year ended September 30, 2021 and 2020.

In evaluating if there is substantial doubt about our ability to continue as a going concern, we are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more live steaming e-commerce events to bring up e-commerce revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. We have certain plans to mitigate these adverse conditions and to increase the liquidity of the Company.

On an on-going basis, the Company will also receive financial support commitments from the Company’s related parties.

We have several actions to implement as mentioned above. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon our business, prospects, financial condition and results of operations.

The negative operating results of cash flow and working capital for the year ended September 30, 2021 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed complete equity and/or debt financing.

We believe if we are unable to obtain our resources to fund operations, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Operating Activities

Net cash used in operating activities was $4,749,894 for the year ended September 30, 2021, as compared to $3,575,235 net cash used in operating activities for the year ended September 30, 2020. The net cash provided by operating activities for the year ended September 30, 2021 was mainly due to our net loss of $9,915,038, an increase in amortization of prepaid expenses and impairment of other long-term assets of $4,791,804, and an increase in other receivable of $2,153,952, partially offset by the decrease in advance from customers of $1,098,628. The net cash provided by operating activities for the year ended September 30, 2020 was mainly due to our net loss of $3,048,173, an increase in tax payable of $646,229, partially offset by the increase in other receivable of $3,014,561 and increase in accruals and other payable of $1,120,565.

Investing Activities

Net cash used in investing activities was $67,461 for the year ended September 30, 2021, as compared to $29,260 for the year ended September 30, 2020. The net cash used in investing activities for the year ended September 30, 2021 and 2020 was mainly attributable to purchase of property, plant and equipment.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about the Company on which to base an evaluation of its performance. There is no guarantee on the continued success in its business operations. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, a narrow client base, limited sources of revenue, and possible cost overruns due to the price and cost [increase/decrease]s in supplies and services.

Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations beyond one year after the date our condensed consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

The Company has been, and intend to continue, working toward identifying and obtaining new sources of financing. To date it has been dependent on related parties for its source of funding. No assurances can be given that it will be successful in obtaining additional financing in the future. Any future financing that it may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that it is able to obtain will likely include financial and other covenants that will restrict its flexibility. Any failure to comply with these covenants would have a negative impact on its business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, it may be required to delay, scale back or eliminate portions of it or Zhuoxun Beijing’s operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect the Company’s ability to fund it or Zhuoxun Beijing’s continued operations and expansion efforts.

During the next 12 months, the Company expect to incur the same amount of expenses each month. However, as Zhuoxun Beijing works to expand its operations, it expects to incur significant research, marketing and development costs and expenses on Zhuoxun Beijing’s online service platforms that meet the constantly evolving industry standards and consumer demands.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Consolidated Financial Statements for the years ended September 30, 2020, and 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of

Gushen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gushen, Inc., its subsidiaries, and its variables interest entities (collectively the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses, has a stockholders’ deficit, has a working capital deficit, net cash outflows from operating activities which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Company has recognized other long-terms assets on its consolidated balance sheets as of September 30, 2021. These assets which are material, are comprised primary of long-term marketing contracts and customer acquisition costs that are to be realized over a period time that is greater than one operating period. Long-lived assets are subject to impairment testing if the conditions exist that the future benefits derived from those assets do not reasonably support their carrying values. The amount of future benefit derived from such assets is subject to significant subjective estimation by management. Auditors are expected to test the reasonableness of management’s estimate which requires our subjective complex judgments; accordingly, these account balances and the related audit procedures carried out by the engagement team would qualify as a critical auditing matter. We addressed this matter by assessing management’s estimate by considering the qualitative and quantitative factors included in their estimate. The engagement independent reviewed the inputs in the estimate and considered if they are reasonable and supportable. The accounts that are affected by this critical audit matter are the aforementioned other long-terms assets and the related impairment expense on the Company’s statement of operations and comprehensive loss. The disclosures in Note 6 of the notes to the financial statements are also impacted by this critical auditing matter.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, California

January 13, 2022

We have served as the Company’s auditor since April 30, 2021.

GUSHEN, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	September 30,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,659,116	$7,130,714
Other monetary funds	506	3,392
Prepayment	618,325	550,347
Other receivables	198,656	1,984,657
Due from related parties	51,276	110,047
Inventory	414,063	435,803
Total Current Assets	3,941,942	10,214,960

NON-CURRENT ASSETS
Other long-term assets	798,518	5,342,843
Property, plant and equipment, net	217,365	241,421
Intangible assets	73,183	79,580
Deferred tax asset	1,922,113	1,097,554
Total non-Current Assets	3,011,179	6,761,398

TOTAL ASSETS	$6,953,121	$16,976,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,368,900	$2,211,443
Contract liability	170,430	1,212,958
Amount due to related parties	543	273
Payroll payable	843,237	685,695
Tax payable	5,918,303	5,621,517
Other payable	13,892	303
Total Current Liabilities	9,315,305	9,732,189

TOTAL LIABILITIES	9,315,305	9,732,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2021 and 1,000,000 shares issued and outstanding as of September 30, 2020*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 410,618,750 shares issued and outstanding as of September 30, 2021 and 410,618,750 shares issued and outstanding as of September 30, 2020*	41,062	41,062
Additional paid-in capital	40,498	40,498
Statutory reserve	1,545	1,545
(Accumulated deficits) retained earnings	(2,607,865)	7,306,289
Accumulated other comprehensive gain (loss)	163,360	(145,325)

Non-controlling interest	(884)	-
Total Stockholders’ (Deficit) Equity	(2,362,184)	7,244,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,953,121	$16,976,358

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. dollars except Number of Shares)

	For The Years Ended September 30,
	2021	2020

REVENUE	$1,928,456	$8,199,277

COST OF REVENUE	(1,203,532)	(4,954,625)

GROSS PROFIT	724,924	3,244,652

OPERATING EXPENSES
Selling expenses	9,032,933	5,821,605
General and administrative expenses	1,963,374	1,538,053
Total Operating Expenses, net	10,996,307	7,359,658

LOSS FROM OPERATIONS	(10,271,383)	(4,115,006)

OTHER INCOME (EXPENSE), NET
Interest income	20,950	23,333
Other income	18,083	29,066
Other expense	(442,701)	-
Total Other Income (Expense), net	(403,668)	52,399

NET (LOSS) INCOME BEFORE TAXES	(10,675,051)	(4,062,607)

Income tax benefit (expense)	760,013	1,014,434

NET LOSS	(9,915,038)	(3,048,173)

Less: Net loss attributable to non-controlling interests	(884)	-

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(9,914,154)	(3,048,173)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	308,685	395,221

COMPREHENSIVE LOSS	$(9,606,353)	$(2,652,952)
Basic and diluted loss per share*	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted*	410,618,750	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In U.S. dollars except Number of Shares)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2019*	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$10,354,462	$(540,546)	$-	$9,897,121

Net loss							(3,048,173)			(3,048,173)

Foreign currency translation adjustment								395,221		395,221

Balance at September 30, 2020	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$7,306,289	$(145,325)	$-	$7,244,169

Net loss							(9,914,154)		(884)	(9,915,038)

Foreign currency translation adjustment								308,685		308,685

Balance at June 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For The Years Ended
	September 30,
	2021		2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income		$(9,915,039)	$(3,048,173)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Recovery) provision for doubtful accounts		(276,786)	-
Inventory impairment		(17,589)	19,300
Depreciation		114,675	101,434
Amortization of prepaid expenses		2,184,590	-
Changes in operating assets and liabilities:
Other receivables		2,153,952	3,014,561
Advances to suppliers		(38,306)	236,249
Due from related party		64,393	(46,128)
Deferred tax asset		(760,013)	(1,014,434)
Inventory		62,235	(381,730)
Other long-term assets		-	(4,360,076)
Tax payables		(3,196)	(646,229)
Other payables		13,467	(20,703)
Accounts payable		39,131	1,649,254
Contract liability		(1,098,628)	551,835
Payroll payable		120,005	369,605
Net cash used in operating activities		(4,749,894)	(3,575,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(67,461)	(29,260)
Net cash used in investing activities		(67,461)	(29,260)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(4,817,355)	(3,604,495)

EFFECT OF EXCHANGE RATE ON CASH		342,871	400,168

CASH AT BEGINNING OF YEAR		$7,134,106	$10,338,433

CASH AT END OF YEAR		$2,659,622	$7,134,106

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$		$26,445
Interest		$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

1. ORGANIZATION AND BUSINESS

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada.

On July 30, 2021, the Company, and Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each Preferred Stock is convertible into 10 shares of Common Stock. As a result, immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The foregoing summary of the Business Operation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Business Operation Agreement, which was filed as Exhibit 10.2 to the Form 8-K/A filed on August 6, 2021.

Proxy Agreement

Pursuant to the terms of the Proxy Agreements dated February 5, 2021, among Fengyuan Beijing, and the shareholders of Zhuoxun Beijing (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Zhuoxun Beijing has irrevocably entrusted his/her shareholder rights as Zhuoxun Beijing’s shareholder to Fengyuan Beijing , including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

The foregoing summary of the Proxy Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the Proxy Agreements, which were filed as Exhibit 10.3 to the Form 8-K/A filed on August 6, 2021.

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

The foregoing summary of the Equity Disposal Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Disposal Agreement, which was filed as Exhibit 10.4 to the Form 8-K/A filed on August 6, 2021.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The accompanying consolidated financial statements reflect the activities of each of the following entities:

Name	Background		Ownership
Dyckmanst Limited	●	A British Virgin Islands company	Holding Entity
	●	Principal activities: Investment holding
·
Edeshler Limited	●	A Hong Kong company	100%
	●	Principal activities: Investment holding

Beijing Fengyuan Zhihui Education Technology Co., Ltd.	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
	●	Principal activities: Consultancy and information technology support

Beijing Zhuoxun Century Culture Communication Co., Ltd.	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on September 2, 2020	arrangements
	●	Principal activities: family education services via online and onsite classes

Beijing Zhuoxun Education Technology Co., Ltd.	●	A PRC limited liability company	70% owned by VIE
	●	Principal activities: promotion and support

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The following combined financial information of the Group’s VIEs as of for the year ended September 30, 2021 and 2020 included in the accompanying consolidated financial statements of the Group was as follows:

	At	At
	September 30,	September 30,
	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$2,559,546	$6,980,581
Other monetary funds	506	3,392
Prepayment	618,325	550,347
Other receivables	183,900	1,955,087
Intercompany receivables	189,021	179,444
Due from related parties	51,276	110,047
Inventory	414,063	435,803
Total Current Assets	4,016,637	10,214,701

NON-CURRENT ASSETS
Other long-term assets	798,518	5,342,843
Property, plant and equipment, net	217,365	241,421
Intangible assets	73,183	79,580
Deferred tax asset	1,922,113	1,097,554
Total non-Current Assets	3,011,179	6,761,398

TOTAL ASSETS	$7,027,816	$16,976,099

CURRENT LIABILITIES
Accounts payable	$2,368,900	$2,211,443
Contract liability	170,430	1,212,958
Amount due to related parties	1	1
Payroll payable	843,237	685,695
Tax payable	5,918,303	5,621,517
Other payable	13,892	303
Total Current Liabilities	9,314,763	9,731,917

TOTAL LIABILITIES	$9,314,763	$9,731,917

	For The Years Ended
	September 30,
	2021	2020

REVENUE
Training Revenue	$1,927,046	$8,155,629
Mobile Phone Revenue	299	43,648
Other Revenue	1,111	-
Total revenues	1,928,456	8,199,277

NET (LOSS) INCOME	(9,839,516)	(3,048,121)

	For The Years Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(4,691,776)	$(3,720,938)
Net cash provided by (used in) investing activities	(67,461)	(29,260)
Net cash provided by financing activities	-	-

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The following combined financial information of the Company and its subsidiaries as of for the year ended September 30, 2021 and 2020.

	At	At
	September 30,	September 30,
	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$99,570	$150,133
Other monetary funds
Prepayment
Other receivables	14,754	29,570
Intercompany receivables
Due from related parties
Inventory
Total Current Assets	114,324	179,703

NON-CURRENT ASSETS
Other long-term assets
Property, plant and equipment, net
Intangible assets
Deferred tax asset
Total non-Current Assets	-

TOTAL ASSETS	$114,324	$179,703

CURRENT LIABILITIES
Accounts payable	$	$
Intercompany payable	189,021	179,447
Amount due to related parties	542	272
Payroll payable
Tax payable
Other payable
Total Current Liabilities	189,563	179,719

TOTAL LIABILITIES	$189,563	$179,719

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

	For The Years Ended September 30,
	2021		2020

REVENUE	$		$

COST OF REVENUE

GROSS PROFIT

OPERATING EXPENSES
Selling expenses				121
General and administrative expenses		75,125		143
Total Operating Expenses, net		75125		264

LOSS FROM OPERATIONS		(75,125)		(264)

OTHER INCOME (EXPENSE), NET
Interest income		487		252
Other income
Other expense
Total Other Income (Expense), net		487		252

NET (LOSS) INCOME BEFORE TAXES		(74,638)		(12)

Income tax benefit (expense)

NET LOSS		(74,638)		(12)

Less: Net loss attributable to non-controlling interests

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS		(74,638)		(12)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment		(586)		1

COMPREHENSIVE LOSS		$(75,224)		$(11)
Basic and diluted loss per share*		$0		$0

Weighted average number of common shares outstanding – basic and diluted*		410,618,750		410,618,750

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2021, the Company’s current liabilities exceeded the current assets by $5,373,363, its accumulated deficit was $423,276 and the Company has incurred losses during the fiscal year ended September 30, 2021 and 2020. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more online and offline training sessions to bring in more training revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity.

On an on-going basis, the Company will also receive financial support commitments from the Company’s related parties.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. Our Main business would continue to be affected by China’s anti-epidemic measures such as restrictions on public gatherings in the COVID-19 pandemic. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

Practical expedients and exemption

The company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major product line

	For The Years Ended
	September 30,
	2021	2020

Training Revenue	$1,927,046	$8,155,629
Mobile Phone Revenue	299	43,648
Other Revenue	1,111	-
Total Revenue	$1,928,456	$8,199,277

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2021	RMB6.4567 to $1
September 30, 2020	RMB6.8013 to $1

Income statement and cash flows items
For the year ended September 30, 2021	RMB6.5074 to $1
For the year ended September 30, 2020	RMB7.0061 to $1

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

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

Intangible Assets

Intangible assets mainly comprise domain names and trademarks. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Company’s intangible assets are listed below:

Estimated useful lives (years)
Software	10

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2021 and September 30, 2020.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2021, and September 30, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of September 30, 2021 and September 30, 2020, the Company had no investments in financial instruments.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

Recent Accounting Pronouncements

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

3. PREPAYMENTS

Prepayments consist of the following:

	September 30, 2021	September 30, 2020

Prepaid marketing fee	$193,443	$94,017
Prepaid service fee	388,125	429,270
Prepaid rent	36,757	25,784
Prepaid other expense	-	1,276
	$618,325	$550,347

4. OTHER RECEIVABLES

Other receivables consist of the following:

Amount due from agents is mainly the payment collected by the agents from the trainees on behalf of the Company. Agents provide various services to facilitate the in-person training seminars scheduled by the Company.

	September 30,	September 30,
	2021	2020

Amount due from agents	$-	$1,819,653
Amount due from third parties	140,996	390,779
Amount due from employees	38,107	38,502
Deposit & guarantee	30,388	3,169
Others	19,961	26,617
	$229,452	$2,278,720
Less: allowance for doubtful accounts	(30,796)	(294,063)
	$198,656	$1,984,657

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The following table sets forth the movement of allowance for doubtful accounts:

	September 30,	September 30,
	2021	2020

Beginning	$294,063	$280,271
Additions	30,556	-
Write off bad debt	(307,441)	-
Exchange rate difference	13,618	13,792
Balance	$30,796	$294,063

5. INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	September 30,	September 30,
	2021	2020

Cost	$414,561	$455,684
Less: provision for inventory	(3,315)	(19,881)
Net amount	$414,063	$435,803

The following table sets forth the movement of provision for the inventory:

	September 30,	September 30,
	2021	2020

Beginning	$19,881	$-
Additions	-	19,300
Charge-offs	(17,589)
Exchange rate difference	923	581
Balance	$3,215	$19,881

6. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	September 30,	September 30,
	2021	2020

Prepaid marketing fee	$733,665	$4,701,067
Prepaid service fee	64,853	145,324
Deferred IPO cost	-	393,530
Loan receivable	-	102,922
	$798,518	$5,342,843

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30,	September 30,
	2021	2020

Office and computer equipment	$511,239	$420,791
Less: Accumulated depreciation	(293,874)	(179,370)
	$217,365	$241,421

Depreciation expenses charged to the statements of operations for the year ended September 30, 2021 and 2020 were $104,460 and $92,442, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30,	September 30,
	2021	2020

Software	$106,448	$101,055
Less: Accumulated amortization	(33,265)	(21,475)
	$73,183	$79,580

Amortization charged to the statements of operations for the year ended September 30, 2021 and 2020 were $10,562 and $8,992, respectively.

9. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	September 30,	September 30,
	2021	2020

Amount due to agents	$1,350,292	$1,116,751
Amount due to other service providers	1,018,608	1,069,226
Amount due to supplier of anti-addiction cellphone	-	19,849
Amount due to lecturers	-	5,617
	$2,368,900	$2,211,443

10.  CONTRACT LIABILITY

Contract libility consist of the following:

	September 30,	September 30,
	2021	2020

Advance from customers	$170,430	$1,212,958
	$170,430	$1,212,958

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

11. BALANCES WITH RELATED PARTIES

		September 30,	September 30,
	Note	2021	2020
Due from related parties
Yulong Yi	(a)	$32,727	$68,444
Ru Zhang	(b)	6,486	27,812
Shaowei Peng	(c)	12,063	13,792
		$51,276	$110,047

Due to related parties
Yulong Yi		$542	$272
Ru Zhang		1	1
		$543	$273

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registed capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

Amount due from related parties are mainly cash in advance provided to the related parties by the Company. Amount due to related parties are mainly the out-of-pocket expenses incurred by the related parties for working purpose which are to be reimbursed by the Company.

All the above balances are due on demand, interest-free, unsecured and expected to be settled within one operating period.

12. TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the year ended September 30, 2021 and 2020.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Year Ended
	September 30,
	2021	2020
Loss before income taxes	$(8,490,462)	$(4,062,606)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(2,122,616)	(1,015,652)
Reconciling items:
Non-deductible expenses	90,806	45,550
Change in valuation allowance	1,271,797	(44,332)
Income tax benefit	$(760,013)	$(1,014,434)

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

Deferred tax assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liability as of September 30, 2021 and September 30, 2020 are presented below:

	September 30,	September 30,
	2021	2020

Deferred tax asset:
Bad debt provision	7,699	73,516
Inventory provision	804	4,970
Tax loss carryforward	$1,916,369	$1,029,544
	1,924,872	1,108,030
Deferred tax liability:
Depreciation	$2,759	$10,476

Net amount	1,922,113	1,097,554

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

Taxes payable

Taxes payable consisted of the following:

	September 30,	September 30,
	2021	2020

VAT tax payable	$1,408,729	$1,333,537
Company income tax payable	2,110,094	2,010,179
Individual income tax payable	2,223,544	2,110,444
Other taxes payable	175,936	167,357
Totals	$5,918,303	$5,621,517

13. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the year ended September 30, 2021 and 2020, the Company contributed a total of $514,160 and $115,645, respectively, to these funds.

14. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after September 30, 2021 up through January 13, 2022. There were no other subsequent events occurred that would require recognition or disclosure in the Company's consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 30, 2021, our board of directors dismissed BF Borgers CPA PC (“BF Borgers”) as our independent auditors and engaged WWC, P.C., an Independent Registered Public Accounting Firm (“WWC”), to serve as our independent auditors.

BF Borgers’ report dated September 17, 2020 on our audited financial statements for the fiscal years ended April 30, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a “going concern” uncertainty.

During our two most recent fiscal years and the subsequent interim period through the date BF Borgers was dismissed, there were no disagreements between us and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make references to the subject matter of the disagreement in connection with its reports.

During our two most recent fiscal years and through the subsequent interim period through the date BF Borgers was dismissed, BF Borgers did not advise us as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K. Furthermore, during our two most recent fiscal years, and the subsequent interim period prior to engaging WWC, we (nor anyone on our behalf) did not consult WWC regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that WWC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304).

On July 30, 2021, we acquired all of the capital stock of Dyckmanst Limited and assumed the operations of Dyckmanst Limited and its wholly owned PRC subsidiary, Fengyuan Beijing, pursuant to a Share Exchange. Prior to the Share Exchange, WWC was the independent accountants for Dyckmanst Limited and Fengyuan Beijing. Our board of directors determined that because our financial statements are tantamount to the financial statements of Dyckmanst Limited and Fengyuan Beijing, for reasons of continuity, WWC should be appointed as our independent registered public accounting firm.

During our two most recent fiscal years and through the subsequent interim period through the date BF Borgers was dismissed, we have not consulted with WWC regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or reportable events set forth in Item 304(a)(2)(ii)(A) through (D) of Regulation S-K. In addition, prior to the Share Exchange, neither Dyckmanst Limited, nor any of its subsidiaries, consulted with BF Borgers as to any accounting or auditing matter.

We have provided BF Borgers with a copy of the disclosures it is making in response to Item 304(a). We have requested and received from BF Borgers a letter, dated July 30, 2021, addressed to the SEC stating whether BF Borgers agrees with the above statements.

In connection with the Share Exchange, on December 9, 2021, our board of directors approved our Amended and Restated By-laws, changing the end date of our fiscal year from April 30 to September 30.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of the date of this Annual Report.

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Position
Yulong Yi	44	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman
Shaowei Peng	43	Vice President, Chief Technology Officer

Mr. Yulong Yi, founded Zhuoxun Beijing in August 2013 and has served as the president of Zhuoxun Beijing till now. In 2008, Mr. Yi graduated from Beijing Enterprise Management Institute majoring in business management.

Mr. Shaowei Peng, has served as the vice president of Zhuoxun Beijing since June 2016. Mr. Peng graduated from China Management Software Institute in 1999.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

Committees and Meetings

We do not have a standing audit committee of the Board of Directors. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. Each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation earned for services rendered to the Company for the two fiscal years ended September 30, 2021 and September 30, 2020 to each of the following named principal executive officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Yulong Yi, President	2020	120,932	37,343	-	-	-	-	158,275
	2021	117,493	33.138	-	-	-	-

Shaowei Peng,	2020	52,244	499	-	-	-	-	52,743
Vice President	2021	54,751	15,442	-	-	-	-

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal years ended September 30, 2021 and 2020 there were no options granted to our named officers or directors.

Outstanding Equity Awards at 2021 Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2021.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of the date of this report, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of July 30, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of July 30, 2021 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 302, Shizhi Commercial Hotel, West Hubin District, Sanmenxia City, Henan Province, China

Name (1)	Number of Shares of Common Stock Beneficially Own	Approximate Percentage of Outstanding Shares of Common Stock	Voting Power on converted basis (2)
Yulong Yi(3)(5)(6)(8)	171,720,000	41.82%	40.83%
Shaowei Peng(4)(7)	76,320,000	18.59%	18.14%
All directors and executive officers (2) as a group	248,040,000	60.41%	58.97%
5% Shareholders
Dean Limited(5)	68,688,000	16.73%	16.33%
Menominee Limited(6)	26,712,000	6.51%	6.35%
Oriental Voice Limited (7)	76,320,000	18.59%	18.14%
Discover The Future Limited(8)	57,240,000	13.94%	13.61%
Dragoon Limited(9)	41,976,000	10.22%	9.98%

(1)	Unless otherwise indicated, the business address of each of the individuals is Room 513, 5th Floor, No. 5 Haiying Road, Fengtai District, Beijing, PRC

(2)	Each Preferred Stock is convertible into 10 shares of Common Stock.

(3)	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary, and Director.

(4)	Chief Technology Officer.

(5)	Dean Limited is a Hong Kong limited company. The address of its business office is Room 1501, Grand Millennium Plaza (Lower Block), 181 Queen’s Road Central, Hong Kong. The person having voting, dispositive or investment powers over Dean Limited is Yulong Yi.

(6)	Menominee Limited is a Hong Kong limited company. The address of its business office is Room 1501, Grand Millennium Plaza (Lower Block), 181 Queen’s Road Central, Hong Kong. The person having voting, dispositive or investment powers over Menominee Limited is Yulong Yi.

(7)	Oriental Voice Limited is a Hong Kong limited company. The address of its business office is Room 1501, Grand Millennium Plaza (Lower Block), 181 Queen’s Road Central, Hong Kong. The person having voting, dispositive or investment powers over Oriental Voice Limited is Mr. Shaowei Peng.

(8)	Discover The Future Limited is a Hong Kong limited company. The address of its business office is Room 1501, Grand Millennium Plaza (Lower Block), 181 Queen’s Road Central, Hong Kong. The person having voting, dispositive or investment powers over Discover The Future Limited is Yulong Yi.

(9)	Dragoon Limited is a Hong Kong limited company. The address of its business office is Room 1501, Grand Millennium Plaza (Lower Block), 181 Queen’s Road Central, Hong Kong. The person having voting, dispositive or investment powers over Dragoon Limited is Ru Zhang.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

		September 30,	September 30,
	Note	2021	2020
Due from related parties
Yulong Yi	(a)	$32,727	$68,444
Ru Zhang	(b)	6,486	27,812
Shaowei Peng	(c)	12,063	13,792
		$51,276	$110,047

Due to related parties
Yulong Yi		$542	$272
Ru Zhang		1	1
		$543	$273

(a)	Chairman of Zhuoxun Beijing and Chairman and legal representative of Fengyuan Beijing. And holds 46% voting rights of Zhuoxun Beijing.
(b)	Holder of 11% registered capital of Zhuoxun Beijing.
(c)	CTO of Zhouxun Beijing and Director of WFOE.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

Policy for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Presently, we are not currently listed on a national securities exchange or in an inter-dealer quotation system and therefore are not required to comply with the director independence requirements of any securities exchange.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

Accounting Fees and Services	For the year ended September 30, 2021	For the year ended September 30, 2020
Audit fees	$	$
Audit related fees
Tax fees
All other fees
Total

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

2.1	Share Exchange Agreement dated July 30, 2021, by and among the Company, Dyckmanst Limited and shareholders of Dyckmanst Limited	Incorporated by reference to the Exhibit 2.1 of Form 8-K/A filed on August 6, 2021

3.1	Amended and Restated Certificate of Incorporation	Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015

3.2	Amended and Restated Bylaws	Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015

10.1	Consulting Service Agreement dated February 5, 2021, by and among Fengyuan Beijing and Zhuoxun Beijing	Incorporated by reference to the Exhibit 10.1 of Form 8-K/A filed on August 6, 2021

10.2	Business Operation Agreement dated February 5, 2021, by and among Fengyuan Beijing, Zhuoxun Beijing and Shareholders of Zhuoxun Beijing	Incorporated by reference to the Exhibit 10.2 of Form 8-K/A filed on August 6, 2021

10.3	Proxy Agreement dated February 5, 2021, by and among Fengyuan Beijing and Shareholders of Zhuoxun Beijing	Incorporated by reference to the Exhibit 10.3 of Form 8-K/A filed on August 6, 2021

10.4	Equity Disposal Agreement dated February 5, 2021, by and among Fengyuan Beijing, Zhuoxun Beijing and Shareholders of Zhuoxun Beijing	Incorporated by reference to the Exhibit 10.4 of Form 8-K/A filed on August 6, 2021

10.5	Equity Pledge Agreement dated February 5, 2021, by and among Fengyuan Beijing and Shareholders of Zhuoxun Beijing	Incorporated by reference to the Exhibit 10.5 of Form 8-K/A filed on August 6, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.

Date: January 13, 2022	By:	/s/ Yulong Yi
	Name:	Yulong Yi
	Title:	Chairman of the Board of Directors, CEO, President, Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on January 13, 2022.

Signature	Title

/s/ Yulong Yi	Chairman, Chief Executive Officer, President and Treasurer
Yulong Yi	(Principal Executive Officer)

/s/ Shaowei Peng	Vice President, Chief Technology Officer
Shaowei Peng