Form 10-Q
period 2021-12-31
Gushen, Inc
filed 2022-02-14
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of the date hereof, there are 410,618,750 shares of common stock issued and outstanding.

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	December 31,	September 30,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,479,378	$2,659,116
Other monetary funds	856	506
Prepayment	693,740	618,325
Other receivables	122,090	198,656
Due from related parties	67,627	51,276
Inventory	419,631	414,063
Total Current Assets	2,783,322	3,941,942

NON-CURRENT ASSETS
Other long-term assets	622,204	798,518
Property, plant and equipment, net	217,980	217,365
Intangible assets	71,453	73,183
Deferred tax asset	1,947,476	1,922,113
Total non-Current Assets	2,859,113	3,011,179

TOTAL ASSETS	$5,642,435	$6,953,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,345,793	$2,368,900
Contract liability	182,601	170,430
Amount due to related parties	565	543
Payroll payable	861,773	843,237
Tax payable	5,982,040	5,918,303
Other payable	27,483	13,892
Total Current Liabilities	9,400,255	9,315,305

TOTAL LIABILITIES	9,400,255	9,315,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2021 and 1,000,000 shares issued and outstanding as of September 30, 2021*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 410,618,750 shares issued and outstanding as of December 31, 2021 and 410,618,750 shares issued and outstanding as of September 30, 2021*	41,062	41,062
Additional paid-in capital	40,498	40,498
Statutory reserve	1,545	1,545
(Accumulated deficits) retained earnings	(3,968,336)	(2,607,865)
Accumulated other comprehensive gain (loss)	128,194	163,360

Non-controlling interest	(883)	(884)
Total Stockholders’ (Deficit) Equity	(3,757,820)	(2,362,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,642,435	$6,953,121

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended December 31,
	2021	2020

REVENUE	$96,178	$1,261,472

COST OF REVENUE	61,293	761,279

GROSS PROFIT	34,885	500,193

OPERATING EXPENSES
Selling expenses	1,004,444	2,082,843
General and administrative expenses	392,175	502,006
Total Operating Expenses, net	1,396,619	2,584,849

LOSS FROM OPERATIONS	(1,361,734)	(2,084,656)

OTHER INCOME (EXPENSE), NET
Interest income	1,695	5,143
Other income	2,120	9,237
Other expense	(2,535)	(2,149)
Total Other Income (Expense), net	1,280	12,231

NET (LOSS) INCOME BEFORE TAXES	(1,360,454)	(2,072,425)

Income tax benefit (expense)	-	-

NET LOSS	(1,360,454)	(2,072,425)

Less: Net income attributable to non-controlling interests	17	-

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(1,360,471)	(2,072,425)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(35,166)	275,431

COMPREHENSIVE LOSS	$(1,395,637)	$(1,796,994)

Basic and diluted loss per share*	$(0.003)	$(0.005)

Weighted average number of common shares outstanding – basic and diluted*	410,618,750	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2020*	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$7,306,289	$(145,325)	$-	$7,244,169

Net loss							(2,072,425)			(2,072,425)

Foreign currency translation adjustment								275,431		275,431

Balance at December 31, 2020	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$5,233,864	$130,106	$-	$5,447,175

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)

Net income (loss)							(1,360,471)		17	(1,360,454)

Foreign currency translation adjustment								(35,166)	(16)	(35,182)

Balance at December 31, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(3,968,336)	$128,194	$(883)	$(3,757,820)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Three Months Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,360,454)	$(2,072,425)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Recovery) provision for doubtful accounts	31,110	301,955
Inventory impairment	-	43,685
Depreciation	15,906	27,309
Amortization of prepaid expenses	150,242	1,196,043
Changes in operating assets and liabilities:
Other receivables	47,843	753,492
Advances to suppliers	(30,999)	(273,212)
Due from related party	(15,629)	14,861
Due to related parties	16	(281)
Inventory	(103)
Deferred tax asset
Tax payables	(14,314)	65,547
Other payables	13,368	453,607
Accounts payable	(54,206)	(159,401)
Contract liability	9,894	(1,106,043)
Payroll payable	7,388	68,582
Net cash used in operating activities	(1,199,938)	(686,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,971)	-
Net cash used in investing activities	(10,971)	-

EFFECT OF EXCHANGE RATE ON CASH	31,521	291,695

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,179,388)	(394,586)

CASH AT BEGINNING OF YEAR	$2,659,622	7,134,106

CASH AT END OF YEAR	$1,480,234	6,739,520

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	-
Interest	$-	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

1.	ORGANIZATION AND BUSINESS

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada.

On July 30, 2021, the Company, and Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each share of Preferred Stock is convertible into 10 shares of Common Stock. As a result, immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes.

Through Dyckmanst and its overseas subsidiaries and contractual arrangements, the Company is able to consolidate the financial results of Beijing Zhuoxun Century Communition Co., Ltd. (“Zhuoxun Beijing” or the “VIE”) and its subsidiaries in accordance with U.S. GAAP (as defined below) as the primary beneficiary. Zhuoxun Beijing is a company incorporated in the People’s Republic of China (“PRC”) that provides family education resources to promote all-around education onsite in local communities organized by our regional collaborative education agencies and offer parents easy access to a wide variety of courses online through our application.

In February 2021, Beijing Fengyuan Zhihui Education Technology Co., Ltd. (“Fengyuan Beijing”), a wholly foreign-owned enterprise (a “WFOE”) under PRC law and subsidiary of Dyckmanst Limited, entered into a series of contractual agreements with Zhuoxun Beijing, and the shareholders of Zhuoxun Beijing for Zhuoxun Beijing to qualify as a variable interest entity or VIE (the “VIE Agreements”), which are summarized below. The following summary of the VIE Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the VIE Agreement filed as exhibits to a Current Report on Form 8-K/A filed on August 6, 2021.

Consulting Service Agreement

Pursuant to the terms of an Exclusive Consulting and Service Agreement dated February 5, 2021, between Fengyuan Beijing and Zhuoxun Beijing (the “Consulting Service Agreement”), Fengyuan Beijing is the exclusive consulting and service provider to Zhuoxun Beijing to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities planning and organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after Zhuoxun Beijing’s profit before tax in the corresponding year deducts Zhuoxun Beijing’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. Zhuoxun Beijing agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from Fengyuan Beijing. In addition, Fengyuan Beijing may transfer its rights and obligations under the Consulting Service Agreement to Fengyuan Beijing’s affiliates without Zhuoxun Beijing’s consent, but Fengyuan Beijing shall notify Zhuoxun Beijing of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by Fengyuan Beijing unless terminated by Fengyuan Beijing unilaterally prior to the expiration.

Business Operation Agreement

Pursuant to the terms of a Business Operation Agreement dated February 5, 2021, among Fengyuan Beijing, Zhuoxun Beijing and the shareholders of Zhuoxun Beijing (the “Business Operation Agreement”), Zhuoxun Beijing has agreed to subject the operations and management of its business to the control of Fengyuan Beijing. According to the Business Operation Agreement, Zhuoxun Beijing is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the Fengyuan Beijing’s written approval. The shareholders of Zhuoxun Beijing and Zhuoxun Beijing will take Fengyuan Beijing’s advice on appointment or dismissal of directors, employment of Zhuoxun Beijing’s employees, regular operation, and financial management of Zhuoxun Beijing. The shareholders of Zhuoxun Beijing have agreed to transfer any dividends, distributions or any other profits that they receive as the shareholders of Zhuoxun Beijing to Fengyuan Beijing without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of Fengyuan Beijing prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by Fengyuan Beijing with a 30-day written notice.

Proxy Agreement

Pursuant to the terms of a Proxy Agreements dated February 5, 2021, among Fengyuan Beijing, and the shareholders of Zhuoxun Beijing (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Zhuoxun Beijing has irrevocably entrusted his/her shareholder rights as Zhuoxun Beijing’s shareholder to Fengyuan Beijing, including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

Equity Disposal Agreement

Pursuant to the terms of an Equity Disposal Agreement dated February 5, 2021, among Fengyuan Beijing, Zhuoxun Beijing, and the shareholders of Zhuoxun Beijing (the “Equity Disposal Agreement”), the shareholders of Zhuoxun Beijing granted Fengyuan Beijing or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase Zhuoxun Beijing’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at Fengyuan Beijing’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of Zhuoxun Beijing agreed to give Zhuoxun Beijing the total amount of the exercise price as a gift, or in other methods upon Fengyuan Beijing’s written consent to transfer the exercise price to Zhuoxun Beijing. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of Fengyuan Beijing.

Equity Pledge Agreement

Pursuant to the terms of an Equity Pledge Agreement dated February 5, 2021, among Fengyuan Beijing and the shareholders of Zhuoxun Beijing (the “Pledge Agreement”), the shareholders of Zhuoxun Beijing pledged all of their equity interests in Zhuoxun Beijing to Fengyuan Beijing, including the proceeds thereof, to guarantee Zhuoxun Beijing’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, a “Agreement”, collectively, the “Agreements”). If Zhuoxun Beijing or its shareholders breach its respective contractual obligations under any Agreements, or cause to occur one of the events regards as an event of default under any Agreements, Fengyuan Beijing, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in Zhuoxun Beijing. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without Fengyuan Beijing’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled.

Based on these contractual arrangements, the Company consolidates the VIE in accordance with SEC Regulation S-X Rule 3A-02 and Accounting Standards Codification (“ASC”) topic 810 (“ASC 810”), Consolidation.

The accompanying interim condensed consolidated financial statements reflect the activities of each of the following entities:

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

The following combined financial information of the Company as of December 31, 2021 and September 30, 2021 and for the three months ended December 31, 2021 and 2020 included in the accompanying interim condensed consolidated financial statements of the Company was as follows:

	At December 31, 2021	At September 30, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,378,429	$2,559,546
Other monetary funds	856	506
Prepayment	693,740	618,325
Other receivables	107,141	183,900
Intercompany receivables	191,515	189,021
Due from related parties	67,627	51,276
Inventory	419,631	414,063
Total Current Assets	2,858,939	4,016,637

NON-CURRENT ASSETS
Other long-term assets	622,204	798,518
Property, plant and equipment, net	217,980	217,365
Intangible assets	71,453	73,183
Deferred tax asset	1,947,476	1,922,113
Total non-Current Assets	2,859,113	3,011,179

TOTAL ASSETS	$5,718,052	$7,027,816

CURRENT LIABILITIES
Accounts payable	$2,345,793	$2,368,900
Contract liability	182,601	170,430
Amount due to related parties	16	1
Payroll payable	861,773	843,237
Tax payable	5,982,040	5,918,303
Other payable	27,483	13,892
Total Current Liabilities	9,399,706	9,314,763

TOTAL LIABILITIES	$9,399,706	$9,314,763

	For The Three Months Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)

REVENUE
Training Revenue	$95,155	$1,260,600
Mobile Phone Revenue	-	-
Other Revenue	1,023	872
Total revenues	96,178	1,261,472

NET (LOSS) INCOME	$(1,360,454)	$(2,072,425)

	For The Three Months Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,199,938)	$(686,281)
Net cash provided by (used in) investing activities	(10,971)	-
Net cash provided by financing activities	-	-

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2021, the Company’s current liabilities exceeded the current assets by $6,616,933, its accumulated deficit was $3,970,102 and the Company has incurred losses during the three months ended December 31, 2021 and 2020. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Use of Estimates

The preparation of these interim condensed consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its interim condensed consolidated financial statements.

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

China Good Student Project Revenue

The Company’s China Good Student Project includes assisting in both promoting the program and organizing activities for the course participants. Those tasks are not separable and the course participants cannot benefit from the standalone task as defined under ASC 606-10-25-19.

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

Other service income is earned when services have been rendered.

Revenue by major product line

	For The Three Months Ended December 31,
	2021	2020

Training Revenue	$95,155	$1,260,600
Mobile Phone Revenue	-	-
Other Revenue	1,023	872
Total Revenue	$96,178	$1,261,472

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

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the United States dollar (“US dollar”). Fengyuan Beijing, Zhuoxun Beijing, and Zhuoxun Beijing’s subsidiaries, all of which are based in PRC, use the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

The interim condensed consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the interim condensed consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2021	RMB6.3726 to $1
September 30, 2021	RMB6.4567 to $1

Income statement and cash flows items
For the three months ended December 31, 2021	RMB6.3914 to $1
For the three months ended December 31, 2020	RMB6.6235 to $1

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

Estimated useful lives (years)
Office and computer equipment	5
Lease improvement	3
Transportation equipment	5

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the interim condensed consolidated statements of comprehensive loss.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2021 and September 30, 2021.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2021 and September 30, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying interim condensed statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of December 31, 2021 and September 30, 2021, the Company had no investments in financial instruments.

Restricted assets

Fengyuan Beijing, Zhuoxun Beijing, and Zhuoxun Beijing’s subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Fengyuan Beijing, Zhuoxun Beijing and Zhuoxun Beijing’s subsidiaries are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides various codification improvements in which the original guidance was unclear. This update becomes effective for annual periods beginning after December 15, 2020 and early adoption is permitted for any annual or interim period for which financial statements have not been issued. The Company does not expect the adoption of this new standard will have a material impact on its financial condition or results of operations.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3.	PREPAYMENTS

Prepayments consist of the following:

	December 31, 2021	September 30, 2021

Prepaid marketing fee	$195,682	$193,443
Prepaid service fee	414,744	388,125
Prepaid rent	83,314	36,757
Prepaid other expense	-	-
	$693,740	$618,325

4.	OTHER RECEIVABLES

Other receivables consist of the following:

Amount due from agents is mainly the payment collected by the agents from the trainees on behalf of the Company. Agents provide various services to facilitate the in-person training seminars scheduled by the Company.

	December 31, 2021	September 30, 2021

Amount due from agents	$-	$-
Amount due from third parties	17,035	140,996
Amount due from employees	26,832	38,107
Deposit & guarantee	87,193	30,388
Others	22,232	19,961
	$153,292	$229,452
Less: allowance for doubtful accounts	-31,202)	(30,796)
	$122,090	$198,656

The following table sets forth the movement of allowance for doubtful accounts:

	December 31, 2021	September 30, 2021

Beginning	$30,796	$294,063
Additions	-	30,556
Write off bad debt	-	(307,441)
Exchange rate difference	406	13,618
Balance	$31,202	$30,796

5.	INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	December 31, 2021	September 30, 2021

Cost	$422,888	$417,278
Less: provision for inventory	(3,257)	(3,215)
Net amount	$419,631	$414,063

The following table sets forth the movement of provision for the inventory:

	December 31, 2021	September 30, 2021

Beginning	$3,215	$19,881
Additions	-	-
Charge-offs	-	(17,589)
Exchange rate difference	42	923
Balance	$3,257	$3,215

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	December 31, 2021	September 30, 2021

Prepaid marketing fee	$519,259	$733,665
Prepaid service fee	102,945	64,853
	$622,204	$798,518

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2021	September 30, 2021

Office and computer equipment	$311,652	$378,818
Lease improvement	134,168	132,421
Transportation equipment	83,169	-
Less: Accumulated depreciation	$(311,009)	$(293,874)
	$217,980	$217,365

Depreciation expenses charged to the statements of operations for the three months ended December 31, 2021 and 2020 were $13,218 and $24,714, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31,	September 30,
	2021	2021

Software	$107,853	$106,448
Less: Accumulated amortization	(36,400)	(33,265)
	$71,453	$73,183

Amortization charged to the statements of operations for the three months ended December 31, 2021 and 2020 were $1,560 and $2,594, respectively.

9.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	December 31, 2021	September 30, 2021
Amount due to agents	$1,313,744	$1,350,292
Amount due to other service providers	1,032,049	1,018,608
	$2,345,793	$2,368,900

10.	BALANCES WITH RELATED PARTIES

	Note	December 31, 2021	September 30, 2021
Due from related parties
Yulong Yi	(a)	$48,852	$32,727
Ru Zhang	(b)	6,571	6,486
Shaowei Peng	(c)	12,204	12,063
		$67,627	$51,276

Due to related parties
Yulong Yi	(a)	$549	$542
Ru Zhang	(b)	-	1
Shaowei Peng	(c)	16	-
		$565	$543

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registed capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

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

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the three months ended December 31, 2021 and 2020.

	For The Three Months Ended
	December 31,
	2021	2020
PRC	$(1,360,454)	$(2,147,684)
Total income (loss) before income taxes	$(1,360,454)	$(2,147,684)

Deferred tax assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liability as of December 31, 2021 and September 30, 2021 are presented below:

	December 31,	September 30,
	2021	2021

Deferred tax asset:
Bad debt provision	7,801	7,699
Inventory provision	814	804
Tax loss carryforward	$1,938,861	$1,916,369
	1,947,476	1,924,872
Deferred tax liability:
Depreciation	$-	$2,759
Net amount	1,947,476	1,922,113

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

Taxes payable

Taxes payable consisted of the following:

	December 31,	September 30,
	2021	2021

VAT tax payable	$1,414,499	$1,408,729
Company income tax payable	2,137,937	2,110,094
Individual income tax payable	2,252,884	2,223,544
Other taxes payable	176,720	175,936
Totals	$5,982,040	$5,918,303

12.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the three months ended December 31, 2021 and 2020, the Company contributed a total of $75,605 and $164,863, respectively, to these funds.

13.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2021 to the date these condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these condensed consolidated financial statements.

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

Overview

On July 30, 2021, Gushen, Inc., a Nevada corporation (“GSHN” or the “Company”), Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each Preferred Stock is convertible into 10 shares of Common Stock. As a result, immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of Common Stock and Preferred Stock, voting as a single class, with each share of Common Stock entitles to 1 vote and each share of Preferred Stock entitles to 10 votes. The Share Exchange Agreement is incorporated by reference from the Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2021.

Immediately prior to entering into the Share Exchange Agreement with Dyckmanst Limited and shareholders of Dyckmanst Limited, we were a shell company with no significant asset or operation, we have never generated any revenue, and during the period from November 2017 through March 2020, we were dormant. As a result of the Share Exchange, we operate through a PRC affiliated entity, Beijing Zhuoxun Century Culture Communication Co., Ltd. (“Zhuoxun Beijing”), located in Beijing, China. Dyckmanst Limited does not have any substantive operations other than holding Edeshler Limited, a Hong Kong company, which in return holding Beijing Fengyuan Zhihui Education Technology Co., Ltd. (Fengyuan Beijing), which controls Zhuoxun Beijing through certain contractual arrangements.

As a holding company with no material operations of our own, we have reached contractual arrangements dated February 5, 2021, which also known as VIE Agreements, with Zhuoxun Beijing, a variable interest entity, or “VIE”, and its subsidiaries. Neither we nor our subsidiaries own any equity interests in VIE. The VIE Agreements are designed to provide Fengyuan Beijing, our wholly-owned subsidiary, with the power, rights, and obligations equivalent in all material respects to those it would possess as the principal equity holder of Zhuoxun Beijing, including absolute control rights and the rights to the assets, property, and revenue of Zhuoxun Beijing. This VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the telecommunications sector. As a result of the direct ownership in Fengyuan Beijing and the VIE Agreements, we are regarded as the primary beneficiary of the VIE. The VIE Agreements are incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 6, 2021. Zhuoxun Beijing provides family education resources to promote all-around education onsite in local communities organized by their regional collaborative education agency and offer parents easy access to a wide variety of courses online through Zhouxun Beijing’s application.

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

Zhuoxun Beijing provides online education through their mobile application, Wisdom Lighthouse (“睿智灯塔”) (formerly known as ZhuoXun App) , which is geared towards Chinese parents designed to help them acquire different family education resources. Zhuoxun Beijing’s products provide two sets of curricula: “Good Parenting” (“教子有方”) and “Wise Parents” (“智慧父母”). “Good Parenting”, focused on child development, provides courses including EQ training, learning habits, learning ability, parents-children communication, stages of puberty, etc. to promote children’s mental and psychological health. “Wise Parents” introduces general strategies of family education to parents to help them better understand and support children’s growth and needs, whereby courses such as traditional family values, improvement of parents’ qualifications, psychological analysis are provided. Through Zhuoxun Beijing’s mobile application, Zhuoxun Beijing’s users can, based on their own interest and needs, select courses that suitable for them and obtain valuable knowledge and skills provided by Zhuoxun Beijing’s courses. Zhuoxun Beijing’s users on mobile platform can use iPhone, Android, iPad and other tablets to review the courses anywhere and anytime. As of the date hereof, Zhuoxun Beijing has around 40,000 active users on the Wisdom Lighthouse app.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

COVID-19 Outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours or Zhuoxun Beijing’s. This outbreak could decrease spending, adversely affect demand for our or Zhuoxun Beijing’s services and harm our or Zhuoxun Beijing’s business and results of operations. Zhuoxun Beijing’s main business would continue to be affected by China’s anti-epidemic measures such as restrictions on public gatherings in the COVID-19 pandemic. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on Zhuoxun Beijing’s business or results of operations at this time.

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

Mobile Phone Revenue

Zhuoxun Beijing’s sales contracts of anti-addiction mobile phone device provide that it provides multiple delivery of the product specified in the contracts. The contacts identify the quantity, product model, product type and unit price of the product that will be sold to Zhuoxun Beijing’s customers. The contracts allow the customers to place separate orders within the credit limit as specified in the contracts. The delivery is based on the quantity of customers’ order. Zhuoxun Beijing’s customers can benefit from the mobile phone devices every time it delivers to them. Therefore, the delivery of the products is separately identifiable and distinct.

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

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the United States dollar (“US dollar”). Fengyuan Beijing, Zhuoxun Beijing and Zhuoxun Beijing’s subsidiaries, all of which are based in PRC, use the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2021	RMB6.3726 to $1
September 30, 2021	RMB6.4567 to $1

Income statement and cash flows items
For the three months ended December 31, 2021	RMB6.3914 to $1
For the three months ended December 31, 2020	RMB6.6235 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2021 and September 30, 2021.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2021 and 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of December 31, 2021 and 2020, the Company had no investments in financial instruments.

Restricted assets

Fengyuan Beijing, Zhuoxun Beijing and Zhuoxun Beijing’s subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Fengyuan Beijing, Zhuoxun Beijing and Zhuoxun Beijing’s subsidiaries are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides various codification improvements in which the original guidance was unclear. This update becomes effective for annual periods beginning after December 15, 2020 and early adoption is permitted for any annual or interim period for which financial statements have not been issued. The Company does not expect the adoption of this new standard will have a material impact on its financial condition or results of operations.

Results of Operations

Comparison of Three Months Ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended December 31, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Three Months Ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$96,178	100.00	$1,261,472	100.00
Cost of revenue	(61,293)	(63.73)	(761,279)	(60.35)
Gross profit	34,885	36.27	500,193	39.65
Selling expenses	(1,004,444)	(1,044.36)	(2,082,843)	(165.11)
General and administrative expenses	(392,175)	(407.76)	(502,006)	(39.80)
Loss from operations	(1,361,734)	(1,415.85)	(2,084,656)	(165.26)
Other income	1,280	1.33	12,231	0.97
Net loss before income taxes	(1,360,454)	(1,414.52)	(2,072,425)	(164.29)
Income tax benefit	-	-	-	-
Net loss	$(1,360,454)	(1,414.52)	$(2,072,425)	(164.29)

Revenue.

The Company’s revenue was decreased $1,165,294 from $1,261,472 to $96,178 during the three months ended December 31, 2021 compared with the same period in 2020. Due to the COVID-19 pandemic and restriction policy imposed by the government, the Company stopped offering the offline training since the months ended March 31, 2021. The offline training resumed during second half of 2021 but the classes were limited due to the impact from the ongoing COVID-19 pandemic. Consequently, the revenue during the three months ended December 31, 2021 was significantly less than the same period in 2020.

Cost of revenue.

Our cost of revenue was $61,293 and $761,279 for the three months ended December 31, 2021 and 2020, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin.

Our gross profit was $34,885 for the three months ended December 31, 2021, compared with a gross profit of $500,193 for the same period in 2020. Gross profit as a percentage of revenue (gross margin) was 36.27% for the three months ended December 31, 2021, compared to a gross profit of 39.65% for the same period in 2020.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $1,078,399 to $1,004,444 for the three months ended December 31, 2021, compared to $2,082,843 for the same period in 2020. We adjusted the strategy by reducing our own selling employees.

	Three Months ended December 31,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	163,871	16.31	435,199	43.33	(271,328)	(62.35)
Advertising Fees	-	-	49,312	4.91	(49,312)	(100.00)
Conference Fees	1,389	0.14	34,933	3.48	(33,544)	(96.02)
Marketing fee	172,577	17.18	536,628	53.43	(364,051)	(67.84)
Service fee	575,289	57.27	952,497	94.83	(377,208)	(39.60)
Others	91,318	9.09	74,274	7.39	17,044	22.95
Total Selling Expense	$1,004,444	100.00	$2,082,843	207.36	$(1,078,399)	(51.78)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $109,831 to $392,175 for the three months ended December 31, 2021, compared to $502,006 for the same period in 2020. The company focused on controlling general and administrative expenses.

	Three Months ended December 31,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	218,701	55.77	271,256	54.03	(52,555)	(19.37)
Depreciation and amortization	11,968	3.05	27,309	5.44	(15,341)	(56.18)
Rent	53,732	13.70	22,882	4.56	30,850	134.82
Profession fee	63,932	16.30	108,806	21.67	(44,874)	(41.24)
Others	43,842	11.18	71,753	14.29	(27,911)	(38.90)
Total G&A Expenses	$392,175	100.00	$502,006	100.00	$(109,831)	(21.88)

Income tax benefit.

Our Income tax benefit were nil for the three months ended December 31, 2021 and for the same period in 2020.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $1,360,454 and $2,072,425 for the three months ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,199,938)	$(686,281)
Net cash used in investing activities	(10,971)	-
Net (decrease) increase in cash and cash equivalents	(1,210,909)	(686,281)
Effect of exchange rate changes on cash and cash equivalents	31,521	291,695
Cash and cash equivalents at the beginning of period	2,659,622	7,134,106
Cash and cash equivalents at the end of period	$1,480,234	$6,739,520

As of December 31, 2021, we had cash and cash equivalents of $1,480,234. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

As of December 31, 2021, we had working capital deficit of $ $6,616,933.

As of December 31, 2021, our cash balance was $1,479,378 and our current liabilities exceeded current assets by $6,616,933 which together with continued losses from operations raises substantial doubt about our ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company’s actions to improve operation efficiency, cost reduction, and enhance core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

We have considered whether there is substantial doubt about our ability to continue as a going concern due to our working capital deficit of $ $6,616,933, accumulated deficit of $3,970,102 and net losses incurred during the three months ended December 31, 2021 and 2020.

In evaluating if there is substantial doubt about our ability to continue as a going concern, we have certain plans to mitigate these adverse conditions and increase the liquidity of the Company and are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more live steaming e-commerce events to bring up e-commerce revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing.

On an on-going basis, the Company will also receive financial support commitments from the Company’s related parties.

Our continued operations are highly dependent upon our ability to increase revenues and if needed complete equity and/or debt financing. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we may be required to delay, scale back or eliminate some or all of our planned operations and may be unable to repay debt obligations or respond to competitive market pressures, which will have a material adverse effect upon our business, prospects, financial condition and results of operations. Under such circumstance, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Operating Activities

Net cash used in operating activities was $1,199,938 for the three months ended December 31, 2021, as compared to $686,281 net cash used in operating activities for the three months ended December 31, 2020. The net cash provided by operating activities for the three months ended December 31, 2021 was mainly due to our net loss of $1,360,454, an increase in amortization of prepaid expenses of $150,242, partially offset by the decrease in other receivable of $47,843. The net cash provided by operating activities for the three months ended December 31, 2020 was mainly due to our net loss of $2,072,425, an increase in amortization of prepaid expenses of $1,196,043, a decrease in other receivable of $ 753,492, partially offset by payments to suppliers of $432,613.

Investing Activities

Net cash used in investing activities was $10,971 for the three months ended December 31, 2021, as compared to nil for the three months ended December 31, 2020. The net cash used in investing activities for the three months ended December 31, 2021 was mainly attributable to purchase of property, plant and equipment.

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about the Company on which to base an evaluation of its performance. There is no guarantee on the continued success in its business operations. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, a narrow client base, limited sources of revenue, and possible cost overruns due to the price and cost increases in supplies and services.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We or the VIE are not currently involved in any material legal proceedings other than ordinary routine litigations incidental to the business, to which we, any of our subsidiaries, or the VIE and its subsidiaries is a party or of which any of our property is the subject. From time-to-time we or the VIE are, and we or the VIE anticipate that we or the VIE will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our or the VIE’s business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Gushen, Inc.
(Registrant)

Date: February 14, 2022	By:	/s/ Yulong Yi
Yulong Yi
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)