Form 10-Q
period 2022-03-31
Gushen, Inc
filed 2022-05-16
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,285,126	$2,659,116
Other monetary funds	511	506
Prepayment	678,187	618,325
Other receivables	100,688	198,656
Due from related parties	65,920	51,276
Inventory	423,551	414,063
Total Current Assets	2,553,983	3,941,942

NON-CURRENT ASSETS
Other long-term assets	445,657	798,518
Property, plant and equipment, net	199,226	217,365
Intangible assets	68,757	73,183
Deferred tax asset	1,947,476	1,922,113
Total non-Current Assets	2,661,116	3,011,179

TOTAL ASSETS	$5,215,099	$6,953,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,420,074	$2,368,900
Contract liability	273,509	170,430
Amount due to related parties	565	543
Payroll payable	852,523	843,237
Tax payable	6,010,728	5,918,303
Other payable	27,098	13,892
Total Current Liabilities	9,584,497	9,315,305

TOTAL LIABILITIES	9,584,497	9,315,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2022 and 1,000,000 shares issued and outstanding as of September 30, 2021*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 410,618,750 shares issued and outstanding as of March 31, 2022 and 410,618,750 shares issued and outstanding as of September 30, 2021*	41,062	41,062
Additional paid-in capital	40,498	40,498
Statutory reserve	1,545	1,545
(Accumulated deficits) retained earnings	(4,578,091)	(2,607,865)
Accumulated other comprehensive gain (loss)	126,377	163,360

Non-controlling interest	(889)	(884)
Total Stockholders’ (Deficit) Equity	(4,369,398)	(2,362,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,215,099	$6,953,121

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUE	$445,268	$19,331	$541,446	$1,280,803

COST OF REVENUE	285,998	81,854	347,291	843,133

GROSS PROFIT	159,270	(62,523)	194,155	437,670

OPERATING EXPENSES
Selling expenses	425,737	1,923,611	1,430,181	4,006,454
General and administrative expenses	346,039	506,707	738,214	1,008,713
Total Operating Expenses, net	771,776	2,430,318	2,168,395	5,095,167

LOSS FROM OPERATIONS	(612,506)	(2,492,841)	(1,974,240)	(5,423,875)

OTHER INCOME (EXPENSE), NET
Interest income	951	9,828	2,646	14,971
Other income	1,903	5,846	4,023	15,083
Other expense	(125)	(7,698)	(2,660)	(9,847)
Total Other Income (Expense), net	2,729	7,976	4,009	20,207

NET (LOSS) INCOME BEFORE TAXES	(609,777)	(2,484,865)	(1,970,231)	(4,637,290)

Income tax benefit (expense)	-	74,852	-	74,852

NET (LOSS) INCOME	(609,777)	(2,410,013)	(1,970,231)	(4,562,438)

Less: Net income attributable to non-controlling interests	12	(87)	(5)	(87)

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(609,789)	(2,409,926)	(1,970,226)	(4,562,351)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,817)	(507)	(36,983)	274,924

COMPREHENSIVE LOSS	$(611,606)	$(2,410,433)	$(2,007,209)	$(4,287,427)

Basic and diluted loss per share*	$(0.001)	$(0.006)	$(0.005)	$(0.010)

Weighted average number of common shares outstanding – basic and diluted*	410,618,750	410,618,750	410,618,750	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED march 31, 2022 and 2021

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2020*	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$7,306,289	$(145,325)	$-	$7,244,169

Net income (loss)							(4,562,351)		(87)	(4,562,438)

Foreign currency translation adjustment								274,924		274,924

Balance at March 31, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$2,743,938	$129,599	$(87)	$2,956,655

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)

Net income (loss)							(1,970,226)		(5)	(1,970,231)

Foreign currency translation adjustment								(36,983)		(36,983)

Balance at March 31, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(4,578,091)	$126,377	$(889)	$(4,369,398)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Six Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,970,231)	$(4,562,438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Recovery) provision for doubtful accounts
Inventory impairment	-	(2,681)
Depreciation	37,294	54,994
Amortization of prepaid expenses	320,141	1,320,944
Changes in operating assets and liabilities:
Other receivables	100,292	1,939,092
Advances to suppliers	(9,366)	(156,763)
Due from related party	(13,927)	96,006
Due to related parties	16	-
Inventory	(4,012)	61,632
Deferred tax asset	-	(74,852)
Tax payables	14,289	(15,505)
Other payables	12,985	3,526
Accounts payable	19,856	(174,121)
Contract liability	100,535	(1,047,413)
Payroll payable	(1,835)	94,470
Net cash used in operating activities	(1,393,963)	(2,463,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,971)	(92,797)
Net cash used in investing activities	(10,971)	(92,797)

EFFECT OF EXCHANGE RATE ON CASH	30,949	195,428

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,373,985)	(2,360,478)

CASH AT BEGINNING OF YEAR	$2,659,622	7,134,106

CASH AT END OF YEAR	$1,285,637	4,773,628

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	-
Interest	$-	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

1. ORGANIZATION AND BUSINESS

Gushen, Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada.

On July 30, 2021, the Company, and Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each share of Preferred Stock is convertible into 10 shares of Common Stock. Prior to the Share Exchange, there were 29,018,750 shares of Common Stock issued and outstanding. Immediately following the closing of the Share Exchange, there are 410,618,750 shares of Common Stock issued and outstanding  and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of common stock and preferred stock, voting as a single class, with each share of common stock entitles to 1 vote and each share of preferred stock entitles to 10 votes.

Dyckmanst Limited, via Beijing Zhuoxun Century Culture Communication Co., Ltd. (“Zhuoxun Beijing”), an affiliated entity incorporated in the People’s Republic of China (“PRC”), engages in providing family education resources to promote all-around education onsite in local communities organized by its regional collaborative education agencies and offering parents easy access to a wide variety of courses online through mobile applications.

In February 2021, Beijing Fengyuan Zhihui Education Technology Co., Ltd. (“Fengyuan Beijing”), a wholly foreign-owned enterprise under PRC law and subsidiary of Dyckmanst Limited, entered into a series of contractual agreements with Zhuoxun Beijing, and the shareholders of Zhuoxun Beijing for Zhuoxun Beijing to qualify as a variable interest entity or VIE (the “VIE Agreements”), which are summarized below. The following summary of the VIE Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the VIE Agreement filed as exhibits to a Current Report on Form 8-K/A filed on August 6, 2021.

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

The following combined financial information of the VIE  as of March 31, 2022 and September 30, 2021 and for the six months ended March 31, 2022 and 2021 included in the accompanying consolidated financial statements of the Company  was as follows:

	At March 31,	At September 30,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,199,047	$2,559,546
Other monetary funds	511	506
Prepayment	678,187	618,325
Other receivables	85,739	183,900
Intercompany receivables	191,515	189,021
Due from related parties	65,920	51,276
Inventory	423,551	414,063
Total Current Assets	2,644,470	4,016,637

NON-CURRENT ASSETS
Other long-term assets	445,657	798,518
Property, plant and equipment, net	199,226	217,365
Intangible assets	68,757	73,183
Deferred tax asset	1,947,476	1,922,113
Total non-Current Assets	2,661,116	3,011,179

TOTAL ASSETS	$5,305,586	$7,027,816

CURRENT LIABILITIES
Accounts payable	$2,420,074	$2,368,900
Contract liability	273,509	170,430
Amount due to related parties	16	1
Payroll payable	852,523	843,237
Tax payable	6,010,728	5,918,303
Other payable	16,216	13,892
Total Current Liabilities	9,573,066	9,314,763

TOTAL LIABILITIES	$9,573,066	$9,314,763

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUE
Training Revenue	$426,840	$19,220	$521,995	$1,279,820
Mobile Phone Revenue	-	-	-	-
Other Revenue	18,428	111	19,451	983
Total revenues	445,268	19,331	541,446	1,280,803

NET (LOSS) INCOME	$(609,777)	$(2,459,331)	$(1,970,231)	$(4,531,756)

	For The Six Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,393,963)	$(2,434,293)
Net cash provided by (used in) investing activities	(10,971)	(92,797)
Net cash provided by financing activities	-	-

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2022, the Company’s current liabilities exceeded the current assets by $7,030,514, its accumulated deficit was $4,578,091 and the Company has incurred losses during the six months ended March 31, 2022 and 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

COVID-19 Outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours and Zhuoxun Beijing’s. This outbreak could decrease spending, adversely affect demand for Zhuoxun Beijing’s services and harm Zhuoxun Beijing’s business and results of operations. Since March 2020, as different variants and subvariants of COVID-19 developed and spread in various regions across China, PRC provincial and local governments have imposed various forms of strict lockdowns, mass testing and extensive contact tracing measures for extended periods of time. Recent examples  include lockdown measures put in place by the local governments in Shenzhen, Guangdong Province, Changchun, Jilin Province and City of Shanghai in March - May 2022. Zhuoxun Beijing’s main business would continue to be affected by China’s anti-epidemic measures such as restrictions on public gatherings during the COVID-19 pandemic. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on Zhuoxun Beijing’s business or results of operations at this time.

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

Other service income is earned when services have been rendered.

Revenue by major product line

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Training Revenue	$426,840	$19,220	$521,995	$1,279,820
Mobile Phone Revenue	-	-	-	-
Other Revenue	18,428	111	19,451	983
Total Revenue	$18,428	$19,331	$541,446	$1,280,803

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

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the United States dollar (“US dollar”). Fengyuan Beijing and Zhuoxun Beijing, which are based in PRC, use the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2022	RMB	6.3393 to $1
September 30, 2021	RMB	6.4567 to $1

Income statement and cash flows items
For the six months ended March 31, 2022	RMB	6.3694 to $1
For the six months ended March 31, 2021	RMB	6.5519 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2022 and September 30, 2021.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2022 and September 30, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of March 31, 2022 and September 30, 2021, the Company had no investments in financial instruments.

Restricted assets

Fengyuan Beijing and Zhuoxun Beijing are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Fengyuan Beijing and Zhuoxun Beijing are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

3. PREPAYMENTS

Prepayments consist of the following:

	March 31,	September 30,
	2022	2021

Prepaid marketing fee	$202,586	$193,443
Prepaid service fee	396,699	388,125
Prepaid rent	63,369	36,757
Prepaid other expense	15,533	-
	$678,187	$618,325

4. OTHER RECEIVABLES

Other receivables consist of the following:

Amount due from agents is mainly the payment collected by the agents from the trainees on behalf of the Company. Agents provide various services to facilitate the in-person training seminars scheduled by the Company.

	March 31,	September 30,
	2022	2021

Amount due from third parties	16,355	140,996
Amount due from employees	29,458	38,107
Deposit & guarantee	68,475	30,388
Others	17,602	19,961
	$131,890	$229,452
Less: allowance for doubtful accounts	(31,202)	(30,796)
	$100,688	$198,656

The following table sets forth the movement of allowance for doubtful accounts:

	March 31,	September 30,
	2022	2021

Beginning	$30,796	$294,063
Additions	-	30,556
Write off bad debt	-	(307,441)
Exchange rate difference	406	13,618
Balance	$31,202	$30,796

5. INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	March 31,	September 30,
	2022	2021

Cost	$426,808	$417,278
Less: provision for inventory	(3,257)	(3,215)
Net amount	$423,551	$414,063

The following table sets forth the movement of provision for the inventory:

	March 31,	September 30,
	2022	2021

Beginning	$3,215	$19,881
Additions	-	-
Charge-offs	-	(17,589)
Exchange rate difference	42	923
Balance	$3,257	$3,215

6. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	March 31,	September 30,
	2022	2021

Prepaid marketing fee	$346,172	$733,665
Prepaid service fee	99,485	64,853
	$445,657	$798,518

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31,	September 30,
	2022	2021

Office and computer equipment	$311,652	$378,818
Lease improvement	134,168	132,421
Transportation equipment	83,169	-
Less: Accumulated depreciation	$(329,763)	$(293,874)
	$199,226	$217,365

Depreciation expenses charged to the statements of operations for the three months ended March 31, 2022 and 2021 were $18,754 and $36,531, and for the six months ended March 31, 2022 and 2021 were $35,889 and $49,749, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,	September 30,
	2022	2021

Software	$107,852	$106,448
Less: Accumulated amortization	(39,095)	(33,265)
	$68,757	$73,183

Amortization charged to the statements of operations for the three months ended March 31, 2022 and 2021 were $2,695 and $3,685, and for the six months March 31, 2022 and 2021 were $5,830 and $5,245, respectively.

9. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	March 31,	September 30,
	2022	2021
Amount due to agents	$1,388,025	$1,350,292
Amount due to other service providers	1,032,049	1,018,608
	$2,420,074	$2,368,900

10. BALANCES WITH RELATED PARTIES

	Note	March 31,	September 30,
		2022	2021
Due from related parties
Yulong Yi	(a)	$42,568	$32,727
Ru Zhang	(b)	6,571	6,486
Shaowei Peng	(c)	16,781	12,063
		$65,920	$51,276

Due to related parties
Yulong Yi	(a)	$549	$542
Ru Zhang	(b)	-	1
Shaowei Peng	(c)	16	-
		$565	$543

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd., and holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registered capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

Amount due from related parties are mainly cash in advance provided to the related parties by the Company. Amount due to related parties are mainly the out-of-pocket expenses incurred by the related parties for working purpose which are to be reimbursed by the Company.

All the above balances are due on demand, interest-free, unsecured and expected to be settled within one operating period.

11. TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the three months ended March 31, 2022 and 2021.

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
PRC	$(609,777)	$(2,489,606)	$(1,970,231)	$(4,637,290)
Total income (loss) before income taxes	$(609,777)	$(2,489,606)	$(1,970,231)	$(4,637,290)

Deferred tax assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liability as of March 31, 2022 and September 30, 2021 are presented below:

	March 31,	September 30,
	2022	2021

Deferred tax asset:
Bad debt provision	7,801	7,699
Inventory provision	814	804
Tax loss carryforward	$1,938,861	$1,916,369
	1,947,476	1,924,872
Deferred tax liability:
Depreciation	$-	$2,759

Net amount	1,947,476	1,922,113

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

Taxes payable

Taxes payable consisted of the following:

	March 31,	September 30,
	2022	2021

VAT tax payable	$1,441,294	$1,408,729
Company income tax payable	2,137,937	2,110,094
Individual income tax payable	2,251,562	2,223,544
Other taxes payable	179,935	175,936
Totals	$6,010,728	$5,918,303

12. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the six months ended March 31, 2022 and 2021, the Company contributed a total of $145,945 and $227,432, respectively, to these funds.

13. SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2022 to the date these condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these condensed consolidated financial statements.

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

Overview

On July 30, 2021, Gushen, Inc., a Nevada corporation (“GSHN” or the “Company”), Dyckmanst Limited, a company organized under the laws of the British Virgin Islands (“Dyckmanst Limited”), and all shareholders of Dyckmanst Limited immediately prior to the closing (collectively, the “Dyckmanst Limited Shareholders”, each, a “Dyckmanst Limited Shareholder”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Dyckmanst Limited in exchange for 381,600,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Share Exchange”). Immediately prior to the closing of the Share Exchange, two existing holders of aggregated 30,000,000 shares of Series A preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”) delivered 29,000,000 shares of Preferred Stock to the Company for cancellation (“the “Cancellation of Certain Preferred Stock”), each Preferred Stock is convertible into 10 shares of Common Stock. Prior to the Share Exchange, there were 29,018,750 shares of Common Stock issued and outstanding. Immediately following the closing of the Share Exchange, there are 410,618,750 shares  of Common Stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding. Dyckmanst Limited Shareholders collectively control 90.72% voting power of the Company on as converted basis, with respect to all of the shares of Common Stock and Preferred Stock, voting as a single class, with each share of Common Stock entitles to 1 vote and each share of Preferred Stock entitles to 10 votes. The Share Exchange Agreement is incorporated by reference from the Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2021.

Immediately prior to entering into the Share Exchange Agreement with Dyckmanst Limited and shareholders of Dyckmanst Limited, we were a shell company with no significant asset or operation, we have never generated any revenue, and during the period from November 2017 through March 2020, we were dormant. As a result of the Share Exchange, we operate through a PRC affiliated entity, Beijing Zhuoxun Century Culture Communication Co., Ltd. (“Zhuoxun Beijing”), located in Beijing, China. Dyckmanst Limited does not have any substantive operations other than holding Edeshler Limited, a Hong Kong company, which in return holding Beijing Fengyuan Zhihui Education Technology Co., Ltd. (“Fengyuan Beijing”), which controls Zhuoxun Beijing through certain contractual arrangements.

As a holding company with no material operations of our own, we have reached contractual arrangements dated February 5, 2021, which also known as VIE Agreements, with Zhuoxun Beijing, a variable interest entity, or “VIE”, and its subsidiary (Beijing Zhuoxun Education Technology Co., Ltd.). Neither we nor our subsidiary own any equity interests in the VIE. The VIE Agreements are designed to provide Fengyuan Beijing, our wholly-owned subsidiary, with the power, rights, and obligations equivalent in all material respects to those it would possess as the principal equity holder of Zhuoxun Beijing, including absolute control rights and the rights to the assets, property, and revenue of Zhuoxun Beijing. This VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the telecommunications sector. As a result of the direct ownership in Fengyuan Beijing and the VIE Agreements, we are regarded as the primary beneficiary of the VIE. The VIE Agreements are incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 6, 2021.

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

Zhuoxun Beijing provides online education through their mobile application, Wisdom Lighthouse (“睿智灯塔”) (formerly known as ZhuoXun App), which is geared towards Chinese parents designed to help them acquire different family education resources. Zhuoxun Beijing’s products provide two sets of curricula: “Good Parenting” (“教子有方”) and “Wise Parents” (“智慧父母”). “Good Parenting”, focused on child development, provides courses including EQ training, learning habits, learning ability, parents-children communication, stages of puberty, etc. to promote children’s mental and psychological health. “Wise Parents” introduces general strategies of family education to parents to help them better understand and support children’s growth and needs, whereby courses such as traditional family values, improvement of parents’ qualifications, and psychological analysis are provided. Through Zhuoxun Beijing’s mobile application, Zhuoxun Beijing’s users can, based on their own interest and needs, select courses that suitable for them and obtain valuable knowledge and skills provided by Zhuoxun Beijing’s courses. Zhuoxun Beijing’s users on mobile platform can use iPhone, Android, iPad and other tablets to review the courses anywhere and anytime. As of the date hereof, Zhuoxun Beijing has around 40,000 active users   on the Wisdom Lighthouse app.

Zhuoxun Beijing’s online family education mobile platform monetizes through in-app purchases. Zhuoxun Beijing provides one free trial class of each course for all the users. The remaining classes are available for purchase. Users are able to view the first class for free before determining if to purchase the remaining classes.

Zhuoxun Beijing’s product Zhuoxun Anti-Addiction Cellphone (“Zhuoxun Cellphone”) is an intelligent terminal device. Dami Zhilian Information Technology Group Co., Ltd, a technology company that develops and produces smartphones (“Dami Zhilian”), customizes and produces Zhuoxun Cellphone according to the design requirements set by Zhouxun Beijing. Zhuoxun Beijing does not own any intellectual property in connection with Zhuoxun Cellphones. Zhuoxun Beijing sells Zhuoxun Cellphones through regional collaborative education agency. Zhuoxun Cellphone has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students. Parents are able to personalize and monitor their children’s use of Zhuoxun Cellphone by setting screen auto-lock, monitoring internet surfing, monitoring mobile application usage, monitoring physical locations, etc.

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

COVID-19 Outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours and Zhuoxun Beijing’s. This outbreak could decrease spending, adversely affect demand for Zhuoxun Beijing’s services and harm Zhuoxun Beijing’s business and results of operations. Since March 2020, as different variants and subvariants of COVID-19 developed and spread in various regions across China, PRC provincial and local governments have imposed various forms of strict lockdowns, mass testing and extensive contact tracing measures for extended periods of time. Recent examples  include lockdown measures put in place by the local governments in Shenzhen, Guangdong Province, Changchun, Jilin Province and City of Shanghai in March – May 2022. Zhuoxun Beijing’s main business would continue to be affected by China’s anti-epidemic measures such as restrictions on public gatherings during the COVID-19 pandemic. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on Zhuoxun Beijing’s business or results of operations at this time.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2022	RMB	6.3393 to $1
December 31, 2021	RMB	6.3726 to $1

Income statement and cash flows items
For the three months ended March 31, 2022	RMB	6.3478 to $1
For the three months ended March 31, 2021	RMB	6.4817 to $1
For the six months ended March 31, 2022	RMB	6.3694 to $1
For the six months ended March 31, 2021	RMB	6.5526 to $1

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended March 31, 2022 and 2021, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$445,268	100.00	$19,331	100.00
Cost of revenue	(285,998)	(64.23)	(81,854)	(423.43)
Gross profit	159,270	35.77	(62,523)	(323.43)
Selling expenses	(425,737)	(95.61)	(1,923,611)	(9,950.91)
General and administrative expenses	(346,039)	(77.71)	(586,707)	(3,035.06)
Loss from operations	(612,506)	(137.56)	(2,572,841)	(13,309.40)
Other income	2,729	0.61	7,976	41.26
Net loss before income taxes	(609,777)	(136.95)	(2,564,865)	(13,268.14)
Income tax benefit	-	-	74,852	387.21
Net loss	$(609,777)	(136.95)	$(2,490,013)	(12,880.93)

Revenue.

The Company’s revenue was increased from $19,331 to $609,777 during the three months ended March 31, 2022 compared with the same period in 2021. Due to the COVID-19 pandemic and restriction policy imposed by the government, the Company stopped offering the offline training since earlier 2021. During the second half of 2021, the offline training resumed with limited availability due to the impact from the ongoing COVID-19 pandemic. Consequently, the revenue during the three months ended March 31, 2022 was significantly more than the same period in 2021.

Cost of revenue.

Our cost of revenue was $285,998 and $81,854 for the three months ended March 31, 2022 and 2021, respectively. The increase was in line with the increase of revenue.

Gross profit and gross margin.

Our gross profit was $159,270 for the three months ended March 31, 2022, compared with a gross loss of $62,522 for the same period in 2021. Gross profit as a percentage of revenue (gross margin) was 35.77% for the three months ended March 31, 2022, compared to a gross loss of 323.43% for the same period in 2021.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $1,497,874 to $425,737 for the three months ended March 31, 2022, compared to $1,923,611 for the same period in 2021. We adjusted the strategy by reducing our own sales employees. The effect of the COVID-19 pandemic hampered the Company’s main business operations and led to adjustment by the Company of its market layout since late 2021, resulting in the reduction of expenditure from marketing and service fees. Consequently, the selling expenses during the three months ended March 31, 2022 was significantly less than the same period in 2021.

	Three Months ended March 31,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	169,035	39.70	379,511	19.73	(210,476)	(55.46)
Advertising Fees	-	-	58,812	3.06	(58,812)	(100.00)
Conference Fees	-	-	17,387	0.90	(17,387)	(100.00)
Marketing fee	97,459	22.89	322,684	16.77	(225,225)	(69.80)
Others	159,243	37.40	1,145,217	59.53	(985,974)	(86.09)
Total Selling Expense	$425,737	100.00	$1,923,611	100.00	$(1,497,874)	(77.87)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $240,668 to $346,039 for the three months ended March 31, 2022, compared to $586,707 for the same period in 2021.

	Three Months ended March 31,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	139,383	40.28	229,546	39.12	(90,163)	(39.28)
Depreciation and amortization	17,448	5.04	27,685	4.72	(10,237)	(36.98)
Rent	66,093	19.10	38,439	6.55	27,654	71.94
Profession fee	-	-	150,987	25.73	(150,987)	(100.00)
Others	123,115	35.58	140,050	23.87	(16,935)	(12.09)
Total G&A Expenses	$346,039	100.00	$586,707	100.00	$(240,668)	(41.02)

Income tax benefit.

Our Income tax benefit was nil for the three months ended March 31, 2022 and $74,852 for the same period in 2021.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $609,777 and $2,490,013 for the three months ended March 31, 2022 and 2021, respectively.

Comparison of Six Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations during the six months ended March 31, 2022 and 2021, both in dollars and as a percentage of our revenue.

	Six Months Ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$541,446	100.00	$1,280,803	100.00
Cost of revenue	(347,291)	(64.14)	(843,133)	(65.83)
Gross profit	194,155	35.86	437,670	34.17
Selling expenses	(1,430,181)	(264.14)	(4,006,454)	(312.81)
General and administrative expenses	(738,214)	(136.34)	(1,088,713)	(85.00)
Loss from operations	(1,974,240)	(364.62)	(4,657,497)	(363.64)
Other income	4,009	0.74	20,207	1.58
Net loss before income taxes	(1,970,231)	(363.88)	(4,637,290)	(362.06)
Income tax benefit	-	-	74,852	5.84
Net loss	$(1,970,231)	(363.88)	$(4,562,438)	(356.22)

Revenue.

The Company’s revenue decreased from $1,280,803 to $541,446 during the six months ended March 31, 2022, compared with the same period in 2021. Due to the COVID-19 pandemic and restriction policy imposed by the government, the Company stopped offering the offline training since earlier 2021. During the second half of 2021, the offline training resumed with limited availability due to the impact from the ongoing COVID-19 pandemic. Consequently, the revenue during the six months ended March 31, 2022 was significantly less than the same period in 2021 as the Company was in full scale operation during the period from October 2020 to December 2020 before the offline training was stopped due to the restriction policy.

Cost of revenue.

Our cost of revenue was $347,291 and $843,133 for the six months ended March 31, 2022 and 2021, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin.

Our gross profit was $194,155 for the six months ended March 31, 2022, compared with a gross profit of $437,671 for the same period in 2021. Gross profit as a percentage of revenue (gross margin) was 35.86% for the six months ended March 31, 2022, compared to a gross profit of 34.17% for the same period in 2021.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $2,576,273 to $1,430,181 for the six months ended March 31, 2022, compared to $4,006,454 for the same period in 2021. We adjusted the strategy by reducing our own sales employees. The effect of the COVID-19 pandemic hampered the Company’s main business operations   and led to adjustment by the Company of its market layout since late 2021, resulting in the reduction of expenditure  from marketing and service fees. Consequently, the selling expenses during the six months ended March 31, 2022 was significantly less than the same period in 2021.

	Six Months ended March 31,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	332,906	23.28	814,710	42.35	(481,804)	(59.14)
Advertising Fees	-	-	108,124	5.62	(108,124)	(100.00)
Conference Fees	1,389	0.10	52,320	2.72	(50,931)	(97.35)
Marketing fee	270,036	18.88	859,312	44.67	(589,276)	(68.58)
Others	825,850	57.74	2,171,988	112.91	(1,346,138)	(61.98)
Total Selling Expense	$1,430,181	100.00	$4,006,454	208.28	$(2,576,273)	(64.30)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $350,499 to $738,214 for the six months ended March 31, 2022, compared to $1,088,713 for the same period in 2021.

	Six Months ended March 31,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	358,084	103.48	500,802	85.36	(142,718)	(28.50)
Depreciation and amortization	29,416	8.50	54,994	9.37	(25,578)	(46.51)
Rent	119,825	34.63	61,321	10.45	58,504	95.41
Profession fee	63,932	18.48	259,793	44.28	(195,861)	(75.39)
Others	166,957	48.25	211,803	36.10	(44,846)	(21.17)
Total G&A Expenses	$738,214	213.33	$1,088,713	185.56	$(350,499)	(32.19)

Income tax benefit.

Our Income tax benefit were nil for the six months ended March 31, 2022 and $74,852 for the same period in 2021.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $1,970,231 and $4,562,438 for the six months ended March 31, 2022 and 2021, respectively.

 Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(1,393,963)	$(2,463,109)
Net cash used in investing activities	(10,971)	(92,797)
Net (decrease) increase in cash and cash equivalents	(1,404,934)	(2,555,906)
Effect of exchange rate changes on cash and cash equivalents	30,949	195,428
Cash and cash equivalents at the beginning of period	2,659,622	7,134,106
Cash and cash equivalents at the end of period	$1,285,637	$4,773,628

As of March 31, 2022, we had cash and cash equivalents of $1,285,637. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

As of March 31, 2022, we had working capital deficit of $ $7,030,514.

As of March 31, 2022, our cash balance was $1,285,126 and our current liabilities exceeded current assets by $7,030,514 which together with continued losses from operations raises substantial doubt about our ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company’s actions to improve operation efficiency, cost reduction, and enhance core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

We have considered whether there is substantial doubt about our ability to continue as a going concern due to our working capital deficit of $7,030,514, accumulated deficit of $4,578,091 and net losses incurred during the six months ended March 31, 2022 and 2021.

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

Operating Activities

Net cash used in operating activities was $1,393,963 for the six months ended March 31, 2022, as compared to $2,463,109 net cash used in operating activities for the six months ended March 31, 2021. The net cash provided by operating activities for the six months ended March 31, 2022 was mainly due to our net loss of $1,970,231, partially offset by the increase in amortization of prepaid expenses of $320,141, the increase in other receivable of $100,292, and the increase in advance from clients of $1,047,413. The net cash provided by operating activities for the six months ended March 31, 2021 was mainly due to our net loss of $4,562,438, partially offset by the increase in amortization of prepaid expenses of $1,320,944, the increase in other receivable of $ 1,939,092, and the decrease in advance from clients of $1,047,413.

Investing Activities

Net cash used in investing activities was $10,971 for the six months ended March 31, 2022, as compared to $92,797 for the six months ended March 31, 2021. The net cash used in investing activities for the six months ended March 31, 2021 was mainly attributable to purchase of property, plant and equipment.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

If adequate funds are not available, it may be required to delay, scale back or eliminate portions of Zhuoxun Beijing’s operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect the Company’s ability to fund our continued operations and expansion efforts.

During the next 12 months, the Company expects to incur the same amount of expenses each month. However, as Zhuoxun Beijing works to expand its operations, it expects to incur significant research, marketing and development costs and expenses on Zhuoxun Beijing’s online service platforms that meet the constantly evolving industry standards and consumer demands.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We or the VIE are not currently involved in any material legal proceedings other than ordinary routine litigations incidental to the business, to which we, any of our subsidiaries, or the VIE and its subsidiary (Beijing Zhuoxun Education Technology Co., Ltd.)  is a party or of which any of our property is the subject. From time-to-time we or the VIE are, and we or the VIE anticipate that we or the VIE will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our or the VIE’s business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

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

Gushen, Inc.
(Registrant)

Date: May 16, 2022	By:	/s/ Yulong Yi
Yulong Yi
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)