Form 10-Q
period 2022-06-30
Gushen, Inc
filed 2022-08-22
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

+86-139-4977-8662

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

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,076,074	$2,659,116
Other monetary funds	9,713	506
Accounts receivable, net	24,883	0
Prepayment	614,201	618,325
Other receivables	104,997	198,656
Due from related parties	66,897	51,276
Inventory	404,719	414,063
Total Current Assets	2,301,484	3,941,942

NON-CURRENT ASSETS
Other long-term assets	249,977	798,518
Property, plant and equipment, net	171,702	217,365
Intangible assets	62,850	73,183
Deferred tax asset	1,852,836	1,922,113
Total non-Current Assets	2,337,365	3,011,179

TOTAL ASSETS	$4,638,849	$6,953,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,331,260	$2,368,900
Contract liability	147,766	170,430
Amount due to related parties	537	543
Payroll payable	815,643	843,237
Tax payable	5,785,941	5,918,303
Other payable	197,107	13,892
Total Current Liabilities	9,278,254	9,315,305

TOTAL LIABILITIES	9,278,254	9,315,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2022 and 1,000,000 shares issued and outstanding as of September 30, 2021*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 410,618,750 shares issued and outstanding as of June 30, 2022 and 410,618,750 shares issued and outstanding as of September 30, 2021*	41,062	41,062
Additional paid-in capital	40,498	40,498
Statutory reserve	1,545	1,545
(Accumulated deficits) retained earnings	(5,060,951)	(2,607,865)
Accumulated other comprehensive gain (loss)	339,213	163,360

Non-controlling interest	(872)	(884)
Total Stockholders’ (Deficit) Equity	(4,639,405)	(2,362,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,638,849	$6,953,121

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$965,542	$33,369	$1,506,988	$1,314,172

COST OF REVENUE	(549,970)	(13,122)	(897,261)	(856,255)

GROSS PROFIT	415,572	20,247	609,727	457,917

OPERATING EXPENSES
Selling expenses	613,971	1,746,126	2,044,152	5,752,580
General and administrative expenses	285,562	363,517	1,023,776	1,452,230
Total Operating Expenses, net	899,533	2,109,643	3,067,928	7,204,810

LOSS FROM OPERATIONS	(483,961)	(2,089,396)	(2,458,201)	(6,746,893)

OTHER INCOME (EXPENSE), NET
Interest income	793	3,476	3,439	18,447
Other income	610	2,320	4,633	17,403
Other expense	(285)	(48)	(2,945)	(9,895)
Total Other Income (Expense), net	1,118	5,748	5,127	25,955

NET (LOSS) INCOME BEFORE TAXES	(482,843)	(2,083,648)	(2,453,074)	(6,720,938)

Income tax benefit (expense)	-	408,431	-	483,283

NET (LOSS) INCOME	(482,843)	(1,675,217)	(2,453,074)	(6,237,655)

Less: Net income attributable to non-controlling interests	17	(784)	12	(871)

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(482,860)	(1,674,433)	(2,453,086)	(6,236,784)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	212,836	50,471	175,853	325,395

COMPREHENSIVE LOSS	$(270,024)	$(1,623,962)	$(2,277,233)	$(5,911,389)

Basic and diluted loss per share*	$(0.001)	$(0.004)	$(0.006)	$(0.015)

Weighted average number of common shares outstanding – basic and diluted*	410,618,750	410,618,750	410,618,750	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- Controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	Interests	Equity
Balance at September 30, 2020	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$7,306,289	$(145,325)	$0	$7,244,169

Net loss							(6,236,784)		(871)	(6,237,655)

Foreign currency translation adjustment								325,395	(9)	325,386

Balance at June 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$1,069,505	$180,070	$(880)	$1,331,900

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- Controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	Interests	Equity
Balance at September 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)

Net income (loss)							(2,453,086)		12	(2,453,074)

Foreign currency translation adjustment								175,853		175,853

Balance at June 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(5,060,951)	$339,213	$(872)	$(4,639,405)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,453,074)	$(6,237,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory impairment	-	(20,738)
Depreciation	58,093	88,439
Amortization of prepaid expenses	530,140	1,794,446
Changes in operating assets and liabilities:
Accounts receivable	(25,838)	-
Other receivables	89,819	1,923,731
Advances to suppliers	(9,280)	(187,523)
Due from related party	(18,140)	41,977
Due to related parties	16	-
Inventory	(5,794)	62,111
Deferred tax asset	-	(483,283)
Tax payables	84,053	(36,981)
Other payables	190,772	(1,239,466)
Accounts payable	49,572	1,736,542
Contract liabilities	(17,155)	(1,046,351)
Payroll payable	2,905	116,636
Net cash used in operating activities	(1,523,911)	(3,488,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,820)	(79,289)
Net cash used in investing activities	(10,820)	(79,289)

EFFECT OF EXCHANGE RATE ON CASH	(39,104)	346,602

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,573,835)	(3,220,802)

CASH AT BEGINNING OF YEAR	$2,659,622	7,134,106

CASH AT END OF YEAR	$1,085,787	3,913,303

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	26,445
Interest	$-	-

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

The accompanying interim condensed consolidated financial statements reflect the activities of each of the following entities:

Name	Background		Ownership
Dyckmanst Limited	●	A British Virgin Islands company	Holding Entity
	●	Principal activities: Investment holding

Edeshler Limited	●	A Hong Kong company	100%
	●	Principal activities: Investment holding

Beijing Fengyuan Zhihui Education Technology Co., Ltd.	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
	●	Principal activities: Consultancy and information technology support

Beijing Zhuoxun Century Culture	●	A PRC limited liability company	VIE by contractual
Communication Co., Ltd.	●	Incorporated on September 2, 2020	arrangements
	●	Principal activities: family education services via online and onsite classes

Beijing Zhuoxun Education Technology Co., Ltd.	●	A PRC limited liability company	70% owned by VIE
	●	Principal activities: promotion and support

The following combined financial information of the Group’s VIEs as of June 30, 2022 and September 30, 2021 and for the nine months ended June 30, 2022 and 2021 included in the accompanying consolidated financial statements of the Group was as follows:

	At June 30,	At September 30,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,008,334	$2,559,546
Other monetary funds	9,713	506
Accounts receivable, net	24,883	-
Prepayment	614,201	618,325
Other receivables	90,774	183,900
Intercompany receivables	182,208	189,021
Due from related parties	66,897	51,276
Inventory	404,719	414,063
Total Current Assets	2,401,729	4,016,637

NON-CURRENT ASSETS
Other long-term assets	249,977	798,518
Property, plant and equipment, net	171,702	217,365
Intangible assets	62,850	73,183
Deferred tax asset	1,852,836	1,922,113
Total non-Current Assets	2,337,365	3,011,179

TOTAL ASSETS	$4,739,094	$7,027,816

CURRENT LIABILITIES
Accounts payable	$2,331,260	$2,368,900
Contract liability	147,766	170,430
Amount due to related parties	14	1
Payroll payable	815,643	843,237
Tax payable	5,785,941	5,918,303
Other payable	186,753	13,892
Total Current Liabilities	9,267,377	9,314,763

TOTAL LIABILITIES	$9,267,377	$9,314,763

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Training revenue	$590,055	$33,050	$1,112,050	$1,312,870
Charge for use of brand	297,862	-	297,862	-
Other revenues	77,625	319	97,076	1,302
Total revenues	965,542	33,369	1,506,988	1,314,172

NET (LOSS) INCOME	$(482,843)	$(1,675,217)	$(2,453,074)	$(6,237,655)

	For The Nine Months Ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,523,911)	$(3,488,115)
Net cash provided by (used in) investing activities	(10,820)	(79,289)
Net cash provided by financing activities	-	-

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2022, the Company’s current liabilities exceeded the current assets by $6,976,770, its accumulated deficit was $5,060,951 and the Company has incurred losses during the nine months ended June 30, 2022 and 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. During 2022, there was resurgence of COVID-19 which has caused lockdowns in many cities in China. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

Charge for use of brand

The Company authorized other enterprises or individuals to use the Company's brand, providing services to customers at their location, with a brand usage fee. Revenue was recognized when such events using the Company’s brand are completed.

Other revenues include sales of anti-addiction mobile phone device and online sales of household items. The amount was immaterial compared to total revenue during nine months ended June 30, 2022 and 2021.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major product line

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Training revenue	$590,055	$33,050	$1,112,050	$1,312,870
Charge for use of brand	297,862	-	297,862	-
Other revenues	77,625	319	97,076	1,302
Total Revenue	$965,542	$33,369	$1,506,988	$1,314,172

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

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the United States dollar (“US dollar”). Fengyuan Beijing and Zhuoxun Beijing, which are based in PRC, the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2022	RMB6.6981 to $1
September 30, 2021	RMB6.4567 to $1

Income statement and cash flows items
For the Nine months ended June 30, 2022	RMB6.4504 to $1
For the Nine months ended June 30, 2021	RMB6.5204 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2022 and September 30, 2021.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2022 and September 30, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of June 30, 2022 and September 30, 2021, the Company had no investments in financial instruments.

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company is currently assessing this standard’s impact on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3. PREPAYMENTS

Prepayments consist of the following:

	June 30, 2022	September 30, 2021
Prepaid marketing fee	$192,741	$193,443
Prepaid service fee	380,923	388,125
Prepaid rent	40,537	36,757
Prepaid other expense	-	-
	$614,201	$618,325

4. OTHER RECEIVABLES

Other receivables consist of the following:

Amount due from agents is mainly the payment collected by the agents from the trainees on behalf of the Company. Agents provide various services to facilitate the in-person training seminars scheduled by the Company.

	June 30, 2022	September 30, 2021
Amount due from third parties	15,560	140,996
Amount due from employees	48,760	38,107
Deposit & guarantee	53,443	30,388
Others	16,920	19,961
	$134,683	$229,452
Less: allowance for doubtful accounts	(29,686)	(30,796)
	$104,997	$198,656

The following table sets forth the movement of allowance for doubtful accounts:

	June 30,	September 30,
	2022	2021
Beginning	$30,796	$294,063
Additions	-	30,556
Write off bad debt	-	(307,441)
Exchange rate difference	(1,110)	13,618
Balance	$29,686	$30,796

5. INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	June 30,	September 30,
	2022	2021
Cost	$407,818	$417,278
Less: provision for inventory	(3,099)	(3,215)
Net amount	$404,719	$414,063

The following table sets forth the movement of provision for the inventory:

	June 30,	September 30,
	2022	2021
Beginning	$3,215	$19,881
Additions	-	-
Charge-offs	-	(17,589)
Exchange rate difference	(116)	923
Balance	$3,099	$3,215

6. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	June 30,	September 30,
	2022	2021
Prepaid marketing fee	$164,675	$733,665
Prepaid service fee	85,302	64,853
	$249,977	$798,518

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,	September 30,
	2022	2021
Office and computer equipment	$296,458	$378,818
Lease improvement	127,648	132,421
Transportation equipment	79,127	-
Less: Accumulated depreciation	$(331,531)	$(293,874)
	$171,702	$217,365

Depreciation expenses charged to the statements of operations for the three months ended June 30, 2022 and 2021 were $18,185 and $30,785, and for the nine months ended June 30, 2022 and 2021 were $37,657 and $80,534, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30,	September 30,
	2022	2021
Software	$102,611	$106,448
Less: Accumulated amortization	(39,761)	(33,265)
	$62,850	$73,183

Amortization charged to the statements of operations for the three months ended June 30, 2022 and 2021 were $2,614 and $2,661, and for the nine months June 30, 2022 and 2021 were $6,496 and $7,906, respectively.

9. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	June 30,	September 30,
	2022	2021
Amount due to agents	$1,349,365	$1,350,292
Amount due to other service providers	981,895	1,018,608
	$2,331,260	$2,368,900

10. BALANCES WITH RELATED PARTIES

		June 30,	September 30,
	Note	2022	2021
Due from related parties
Yulong Yi	(a)	$49,458	$32,727
Ru Zhang	(b)	6,251	6,486
Shaowei Peng	(c)	11,188	12,063
		$66,897	$51,276

Due to related parties
Yulong Yi	(a)	$522	$542
Ru Zhang	(b)	-	1
Shaowei Peng	(c)	15	-
		$537	$543

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registed capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

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

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the three months ended June 30, 2022 and 2021 and the nine months ended June 30, 2022 and 2021.

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
PRC	$(482,843)	$(2,083,648)	$(2,453,074)	$(6,720,938)
Total income (loss) before income taxes	$(482,843)	$(2,083,648)	$(2,453,074)	$(6,720,938)

Deferred tax assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liability as of June 30, 2022 and September 30, 2021 are presented below:

	June 30,	September 30,
	2022	2021
Deferred tax asset:
Bad debt provision	7,421	7,699
Inventory provision	775	804
Tax loss carryforward	$1,844,640	$1,916,369
	1,852,836	1,924,872
Deferred tax liability:
Depreciation	$-	$2,759

Net amount	1,852,836	1,922,113

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

Taxes payable

Taxes payable consisted of the following:

	June 30,	September 30,
	2022	2021
VAT tax payable	$1,432,113	$1,408,729
Company income tax payable	2,034,043	2,110,094
Individual income tax payable	2,142,118	2,223,544
Other taxes payable	177,667	175,936
Totals	$5,785,941	$5,918,303

12. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine months ended June 30, 2022 and 2021, the Company contributed a total of $194,715 and $420,111, respectively, to these funds.

13. SUBSEQUENT EVENT

On January 18, 2022, the Company filed a Definitive Information Statement (the “Definitive Information Statement”) to the SEC in connection with, among other matters, adoption of an Equity Incentive Plan (the “EIP”) for the employees, officers, directors and consultants of the Company or its affiliates effective on the twentieth (20th) day following the date on which an Information Statement was mailed to the stockholders of the Company (the “Effective Date”). Simultaneously on the same day, a copy of the Definitive Information Statement was mailed to all shareholders of the Company.

On July 31, 2022, the Board approved the issuance of an aggregate of 42,061,876 shares of the Company’s common stock to certain employees (the “Participants”) of Zhuoxun Beijing as restricted stock under Equity Incentive Plan (the “Restricted Stock”) pursuant to a certain stock award agreement (collectively the “Award Agreements”, each an “Award Agreement”) with each of the Participants.

Pursuant to the terms of the Equity Incentive Plan and each Award Agreement, the Company will issue 14,301,038, 13,880,419, and 13,880,419 shares of Restricted Stock to Hao Wang, Brand Promotion Specialist, Bolei Liu, Marketing Service Specialist, and Deqiang Wen, Research & Development Manager, respectively which shall be vested on October 31, 2022, subject to participant’s continued employment with Zhuoxun Beijing until such time and other terms and conditions set forth therein.

The Company has analyzed its operations subsequent to June 30, 2022 to the date these condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these condensed consolidated financial statements.

Item  2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “GSHN” shall mean Gushen, Inc., a Nevada corporation, and its consolidated subsidiary, as applicable.

 The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

Gushen, Inc., a Nevada corporation (“GSHN” or the “Company”), owns 100% of Dyckmanst Limited, a British Virgin Islands company (“Dyckmanst”), which owns 100% of Edeshler Limited, a Hong Kong company (“Edeshler”), which in return owns 100% of Beijing Fengyuan Zhihui Education Technology Co., Ltd., a PRC company (“Fengyuan Beijing”). The Company, Dyckmanst and Edeshler are holding companies with no substantive operations.

As a holding company with no material operations of our own, we consolidate financial results of Beijing Zhuoxun Century Culture Communication Co., Ltd., a PRC company (“Zhuoxun Beijing”), which is a variable interest entity (the “VIE”), through a series of contractual arrangements dated February 5, 2021, by and among our wholly-owned subsidiary Fengyuan Beijing, Zhuoxun Beijing and the shareholders of Zhuoxun Beijing (the “VIE Agreements”). Neither we nor our subsidiaries own any equity interests in the VIE or its subsidiary. A description of the VIE Agreements and forms of such agreements are incorporated by reference from the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 6, 2021.

Zhuoxun Beijing’s customers are parents who desire to acquire various family education resources. Zhuoxun Beijing delivers onsite educational services to parents through its nationwide physical network of regional collaborative education agencies. Zhuoxun Beijing’s onsite educational services include programs such as individual development, youth leadership development, and parenting schools, enabling in-person guidance and interactions in classes. Zhuoxun Beijing has developed long-term business relationships with 18  regional education agencies around the country, whom Zhuoxun Beijing provides systematic training and management for to ensure the delivery of high-quality and uniformed educational services to the customers.

In addition, Zhuoxun Beijing also provides online education to parents through their mobile application, Wisdom Lighthouse (“睿智灯塔”) (formerly known as ZhuoXun App). Zhuoxun Beijing’s products  provide two sets of curricula: “Good Parenting” (“教子有方”) and “Wise Parents” (“智慧父母”). “Good Parenting”, focused on child development, provides courses including emotional intelligence (EQ) training, learning habits, learning ability, parents-children communication, stages of puberty, etc. to help parents promote children’s mental and psychological health. “Wise Parents” introduces general strategies of family education to parents to help them better understand and support their children’s growth and needs, whereby courses such as traditional family values, improvement of parents’ qualifications, and psychological analysis are provided. Through Zhuoxun Beijing’s mobile application, Zhuoxun Beijing’s users can, based on their own interest and needs, select courses that are suitable for them and obtain valuable knowledge and skills provided by Zhuoxun Beijing’s courses. Zhuoxun Beijing’s users on mobile platform can use iPhone, Android, iPad and other tablets to review the courses anywhere and anytime. As of the date hereof, Zhuoxun Beijing has around 52,000 active users on the Wisdom Lighthouse app.

Zhuoxun Beijing’s online family education mobile platform monetizes through in-app purchases. Zhuoxun Beijing provides one free trial class of each course for all the users. The remaining classes are available for purchase. Users are able to view the first class for free before determining if to purchase the remaining classes.

Zhuoxun Beijing’s product Zhuoxun Anti-Addiction Cellphone (“Zhuoxun Cellphone”) is an intelligent terminal device. Dami Zhilian Information Technology Group Co., Ltd, a technology company that develops and produces smartphones (“Dami Zhilian”), customizes and produces Zhuoxun Cellphone according to the design requirements set by Zhouxun Beijing. Zhuoxun Beijing does not own any intellectual property in connection with Zhuoxun Cellphones. Zhuoxun Beijing sells Zhuoxun Cellphones through regional collaborative education agencies. Zhuoxun Cellphone has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students. Parents are able to personalize and monitor their children’s use of Zhuoxun Cellphone by setting screen auto-lock, monitoring internet surfing, monitoring mobile application usage, monitoring physical locations, etc.

Starting in the third quarter of fiscal year 2022, the Company sells household products via the Company’s app in a small scale, and the amount of sales was immaterial compared to the total revenue of the corresponding period.

Recent Development

On July 31, 2022, the Company entered into collaboration agreements (the “Collaboration Agreements”, each a “Collaboration Agreement”) with Zhuoxun Beijing and several service providers (the “Service Providers”, each a “Service Provider”), under which the Service Providers will provide certain sales, marketing and promotion services for Zhuoxun Beijing across different regions of China, in exchange for certain monetary and securities compensation.

The Service Providers include Luohe Jiusheng Education Technology Co., Ltd., Zhumadian Yixun Education Information Consulting Co., Ltd., Luohe Zhengxun Education Technology Co., Ltd., Xiamen Maishuxiu Education Consulting Co., Ltd., Jincheng Outstanding Culture Media Co., Ltd., Wuyang Rongxing Culture Communication Co., Ltd., Zhengzhou Dingxun Culture Communication Co., Ltd., Sanmenxia Lingxun Culture Communication Co., Ltd., Xinxiang Chengxun Network Technology Co., Ltd., Luoyang Zhengxun Culture Communication Co., Ltd., Wuyang County Zhixue Culture Technology Co., Ltd., Henan Zhuoxun Culture Communication Co., Ltd.. Each of these Service Providers is an independent company incorporated in the PRC and has no affiliation with either the Company, Zhuoxun Beijing, or any of the Company’s or Zhuoxun Beijing’s subsidiaries and affiliates.

The substance of each Collaboration Agreement is identical, with the exceptions that the name of the Service Provider in each Collaboration Agreement and the defined Service Region (defined below) for each Service Provider are different.

Pursuant to the terms of each Collaboration Agreement, each Service Provider shall: (i) provide marketing promotions for Zhuoxun Beijing’s products and services, including Zhuoxun Beijing’s family education online and offline training courses, mobile applications and anti-addiction mobile devices; (ii) collaborate with Zhuoxun Beijing to solicit and facilitate sales of such products and services; (iii) provide logistic support for organizing offline training lectures and courses; and (iv) coordinate customer services with Zhuoxun Beijing. Each Service Provider is only authorized to conduct such activities provided in each Collaboration Agreement in a prescribed region in the PRC (usually limited to particular cities, counties or administrative subdivisions of a particular province) (each a “Service Region”). In exchange for its services under each Collaboration Agreement, each Service Provider will receive 60% of all revenues (the “Revenues”) generated under the Collaboration Agreement within each Service Region.

On July 31, 2022, the Board approved the issuance of an aggregate of 42,061,876 shares of the Company’s common stock to certain employees (the “Participants”) of Zhuoxun Beijing as restricted stock (the “Restricted Stock”)under Section 6(c) the Company’s Equity Incentive Plan (the “EIP”) pursuant to a certain stock award agreement (collectively the “Award Agreements”, each an “Award Agreement”) with each of the Participants, under.

Pursuant to the terms of the EIP and each Award Agreement, the Company will issue 14,301,038, 13,880,419, and 13,880,419 shares of Restricted Stock to Hao Wang, Brand Promotion Specialist, Bolei Liu, Marketing Service Specialist, and Deqiang Wen, Research & Development Manager, respectively which shall be vested on October 31, 2022, subject to participant’s continued employment with Zhuoxun Beijing until such time and other terms and conditions set forth therein.

The issuance of shares of the Restricted Stock will be made pursuant to the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

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

COVID-19 Outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours and Zhuoxun Beijing’s. This outbreak could decrease spending, adversely affect demand for Zhuoxun Beijing’s services and harm Zhuoxun Beijing’s business and results of operations. Since March 2020, as different variants and subvariants of COVID-19 developed and spread in various regions across China, PRC provincial and local governments have imposed various forms of strict lockdowns, mass testing and extensive contact tracing measures for extended periods of time. Recent examples include lockdown measures put in place by the local governments in Shenzhen, Guangdong Province, Changchun, Jilin Province and City of Shanghai in March to May 2022. Zhuoxun Beijing’s main business would continue to be affected by China’s anti-epidemic measures such as restrictions on public gatherings during the COVID-19 pandemic. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on Zhuoxun Beijing’s business or results of operations at this time.

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

Charge for use of brand

The Company authorized other enterprises or individuals to use the Company’s brand, providing services to customers at their location, with a brand usage fee. Revenue was recognized when such events using the Company’s brand are completed.

Other revenues include sales of anti-addiction mobile phone device and online sales of household items. The amount was immaterial compared to total revenue during nine months ended June 30, 2022 and 2021.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2022	RMB	6.6981 to $1
September 30, 2021	RMB	6.4567 to $1

Income statement and cash flows items
For the three months ended June 30, 2022	RMB	6.6084 to $1
For the three months ended June 30, 2021	RMB	6.5913 to $1
For the nine months ended June 30, 2022	RMB	6.4504 to $1
For the nine months ended June 30, 2021	RMB	6.5204 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2022 and September 30, 2021.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2022 and September 30, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of June 30, 2022 and September 30, 2021, the Company had no investments in financial instruments.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$965,542	100.00	$33,369	100.00
Cost of revenue	(549,970)	(56.96)	(13,122)	(39.32)
Gross profit	415,572	43.04	20,247	60.68
Selling expenses	(613,971)	(63.59)	(1,746,126)	(5,232.78)
General and administrative expenses	(285,562)	(29.58)	(363,517)	(1,089.39)
Loss from operations	(483,961)	(50.12)	(2,089,396)	(6,261.49)
Other income	1,118	0.12	5,748	17.23
Net loss before income taxes	(482,843)	(50.01)	(2,083,648)	(6,244.26)
Income tax benefit	0	0.00	408,431	1,223.98
Net loss	$(482,843)	(50.01)	$(1,675,217)	(5,020.28)

Revenue.

The Company’s revenue was increased from $33,369 to $965,542 during the three months ended June 30, 2022 compared with the same period in 2021. Due to the COVID-19 pandemic and restriction policy imposed by the government, the Company stopped offering the offline training since earlier 2021, which resumed during second half of 2021. Although the offline training resumed during second half of 2021 but the classes were limited due to the impact from the ongoing COVID-19 pandemic. The offline training was offered in larger scale in current period. In addition, in order to better serve the students, from April 2022 on, the Company authorized other enterprises or individuals to use the Company’s brand, providing services to customers at their location, with a brand usage fee. Consequently, the revenue during the nine months ended June 30, 2022 was more than the same period in 2021.

Cost of revenue.

Our cost of revenue was $549,970 and $13,122 for the three months ended June 30, 2022 and 2021, respectively. The increase was in line with the increase of revenue.

Gross profit and gross margin.

Our gross profit was $415,572 for the three months ended June 30, 2022, compared with a gross profit of $20,247 for the same period in 2021. Gross profit as a percentage of revenue (gross margin) was 43.04% for the three months ended June 30, 2022, compared to a gross margin of 60.68% for the same period in 2021.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $1,132,155 to $613,971 for the three months ended June 30, 2022, compared to $1,746,126 for the same period in 2021. We adjusted the strategy by reducing our own selling employees. Due to the COVID-19 epidemic prevention policy control, the Company’s main business source cannot carry out normal business, the Company has adjusted its market layout since late 2021, so the input expenditure of marketing fees and service fees have been reduced. Consequently, the selling expenses during the three months ended June 30, 2022 was significantly less than the same period in 2021.

	Three Months ended June 30,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	151,680	24.70	267,956	15.35	(116,276)	(43.39)
Advertising Fees	-	-	58,033	3.32	(58,033)	(100.00)
Conference Fees	336	0.05	40,868	2.34	(40,532)	(99.18)
Marketing fee	168,529	27.45	560,282	32.09	(391,753)	(69.92)
Service fee	840,772	136.94	761,628	43.62	79,144	10.39
Others	(547,346)	(89.15)	57,359	3.28	(604,705)	(1,054.25)
Total Selling Expense	$613,971	100.00	$1,746,126	100.00	$(1,132,155)	(64.84)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $77,955 to $285,562 for the three months ended June 30, 2022, compared to $363,517 for the same period in 2021. The company focused on controlling general and administrative expenses.

	Three Months ended June 30,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	131,973	46.22	228,578	62.88	(96,605)	(42.26)
Depreciation and amortization	21,934	7.68	27,735	7.63	(5,801)	(20.92)
Rent	108,784	38.09	22,097	6.08	86,687	392.30
Profession fee	100,468	35.18	60,329	16.60	40,139	66.53
Others	(77,597)	(27.17)	24,778	6.82	(102,375)	(413.17)
Total G&A Expenses	$285,562	100.00	$363,517	100.00	$(77,955)	(21.44)

Income tax benefit.

Our Income tax benefit was nil for the three months ended June 30, 2022 and $408,431 for the same period in 2021.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $482,843 and $1,675,217 for the three months ended June 30, 2022 and 2021, respectively.

Comparison of Nine Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the nine months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenue.

	Nine Months Ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,506,988	100.00	$1,314,172	100.00
Cost of revenue	(897,261)	(59.54)	(856,255)	(65.16)
Gross profit	609,727	40.46	457,917	34.84
Selling expenses	(2,044,152)	(135.64)	(5,752,580)	(437.73)
General and administrative expenses	(1,023,776)	(67.94)	(1,452,230)	(110.51)
Loss from operations	(2,458,201)	(163.12)	(6,746,893)	(513.39)
Other income	5,127	0.34	25,955	1.98
Net loss before income taxes	(2,453,074)	(162.78)	(6,720,938)	(511.42)
Income tax benefit	-	-	483,283	36.77
Net loss	$(2,453,074)	(162.78)	$(6,237,655)	(474.65)

Revenue.

The Company’s revenue was increased from $1,314,172 to $1,506,988 during the nine months ended June 30, 2022 compared with the same period in 2021. Although the offline training resumed during second half of 2021 but the classes were limited due to the impact from the ongoing COVID-19 pandemic. The offline training was offered in larger scale in current period. In addition, in order to better serve the students, from April 2022 on, the Company authorized other enterprises or individuals to use the Company’s brand, providing services to customers at their location, with a brand usage fee. Consequently, the revenue during the nine months ended June 30, 2022 was more than the same period in 2021.

Cost of revenue.

Our cost of revenue was $897,261 and $856,255 for the nine months ended June 30, 2022 and 2021, respectively. The increase was in line with the crease of revenue.

Gross profit and gross margin.

Our gross profit was $194,155 for the nine months ended June 30, 2022, compared with a gross profit of $437,671 for the same period in 2021. Gross profit as a percentage of revenue (gross margin) was 35.86% for the nine months ended June 30, 2022, compared to a gross profit of 34.17% for the same period in 2021.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $3,708,428 to $2,044,152 for the nine months ended June 30, 2022, compared to $5,752,580 for the same period in 2021. We adjusted the strategy by reducing our own selling employees. Due to the COVID-19 epidemic prevention policy control, the Company’s main business source cannot carry out normal business, the Company has adjusted its market layout since late 2021, so the input expenditure of marketing fees and service fees have been reduced. Consequently, the selling expenses during the nine months ended June 30, 2022 was significantly less than the same period in 2021.

	Nine Months ended June 30,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	484,586	23.71	1,082,666	18.82	(598,080)	(55.24)
Advertising Fees	0	0.00	166,157	2.89	(166,157)	(100.00)
Conference Fees	1,725	0.08	93,188	1.62	(91,463)	(98.15)
Marketing fee	438,565	21.45	1,419,594	24.68	(981,029)	(69.11)
Service fee	840,772	41.13	2,625,111	45.63	(1,784,339)	(67.97)
Others	278,504	13.62	365,864	6.36	(87,360)	(23.88)
Total Selling Expense	$2,044,152	100.00	$5,752,580	100.00	$(3,708,428)	(64.47)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $428,454 to $1,023,776 for the nine months ended June 30, 2022, compared to $1,452,230 for the same period in 2021. The company focused on controlling general and administrative expenses.

	Nine Months ended June 30,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	490,057	47.87	729,380	50.22	(239,323)	(32.81)
Depreciation and amortization	51,350	5.02	82,729	5.70	(31,379)	(37.93)
Rent	228,609	22.33	83,418	5.74	145,191	174.05
Profession fee	164,400	16.06	320,122	22.04	(155,722)	(48.64)
Others	89,360	8.73	236,581	16.29	(147,221)	(62.23)
Total G&A Expenses	$1,023,776	100.00	$1,452,230	100.00	$(428,454)	(29.50)

Income tax benefit.

Our Income tax benefit were nil for the nine months ended June 30, 2022 and $483,283 for the same period in 2021.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $2,453,074 and $6,237,655 for the nine months ended June 30, 2022 and 2021, respectively.

 Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(1,523,911)	$(3,488,115)
Net cash used in investing activities	(10,820)	(79,289)
Net (decrease) increase in cash and cash equivalents	(1,534,731)	(3,567,404)
Effect of exchange rate changes on cash and cash equivalents	(39,104)	346,602
Cash and cash equivalents at the beginning of period	2,659,622	7,134,106
Cash and cash equivalents at the end of period	$1,085,787	$3,913,303

As of June 30, 2022, we had cash and cash equivalents of $1,085,787. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

As of June 30, 2022, we had working capital deficit of $ $6,976,770.

As of June 30, 2022, our cash balance was $1,085,787 and our current liabilities exceeded current assets by $6,976,770 which together with continued losses from operations raises substantial doubt about our ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company’s actions to improve operation efficiency, cost reduction, and enhance core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

We have considered whether there is substantial doubt about our ability to continue as a going concern due to our working capital deficit of $6,976,770, accumulated deficit of $5,060,951 and net losses incurred during the nine months ended June 30, 2022 and 2021.

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

Operating Activities

Net cash used in operating activities was $1,523,911 for the nine months ended June 30, 2022, as compared to $3,488,115 net cash used in operating activities for the nine months ended June 30, 2021. The net cash provided by operating activities for the nine months ended June 30, 2022 was mainly due to our net loss of $2,453,074, partially offset by the increase in amortization of prepaid expenses of $530,140, the increase in other receivable of $89,819, and the decrease in other payables of $190,772. The net cash provided by operating activities for the nine months ended June 30, 2021 was mainly due to our net loss of $6,237,655, partially offset by the increase in other receivable of $1,923,731, the increase in other payables of $1,239,466.

Investing Activities

Net cash used in investing activities was $10,820 for the nine months ended June 30, 2022, as compared to $79,289 for the nine months ended June 30, 2021. The net cash used in investing activities for the nine months ended June 30, 2021 was mainly attributable to purchase of property, plant and equipment.

Off-Balance Sheet Arrangements

As of June 30, 2022 and September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Regional Service Provider Collaboration Agreements

On July 31, 2022, the Board of Directors (the “Board”) of Gushen, Inc. (“Gushen” or the “Company”) approved the entry by the Company into several service provider collaboration agreements (the “Collaboration Agreements”, each a “Collaboration Agreement”) with Beijing Zhuoxun Century Culture Communication Co., Ltd. (“Zhuoxun Beijing”), an entity incorporated in the People’s Republic of China (“PRC”) and several service providers (the “Service Providers”, each a “Service Provider”), under which the Service Providers will provide certain sales, marketing and promotion services for Zhuoxun Beijing across different regions of China, in exchange for certain monetary and securities compensation.

The Service Providers include Luohe Jiusheng Education Technology Co., Ltd., Zhumadian Yixun Education Information Consulting Co., Ltd., Luohe Zhengxun Education Technology Co., Ltd., Xiamen Maishuxiu Education Consulting Co., Ltd., Jincheng Outstanding Culture Media Co., Ltd., Wuyang Rongxing Culture Communication Co., Ltd., Zhengzhou Dingxun Culture Communication Co., Ltd., Sanmenxia Lingxun Culture Communication Co., Ltd., Xinxiang Chengxun Network Technology Co., Ltd., Luoyang Zhengxun Culture Communication Co., Ltd., Wuyang County Zhixue Culture Technology Co., Ltd., Henan Zhuoxun Culture Communication Co., Ltd.. Each of these Service Providers is an independent company incorporated in the PRC and has no affiliation with either the Company, Zhuoxun Beijing, or any of the Company’s or Zhuoxun Beijing’s subsidiaries and affiliates.

The substance of each Collaboration Agreement is identical, with the exceptions that the name of the Service Provider in each Collaboration Agreement and the defined Service Region (defined below) for each Service Provider are different.

Pursuant to the terms of each Collaboration Agreement, each Service Provider shall: (i) provide marketing promotions for Zhuoxun Beijing’s products and services, including Zhuoxun Beijing’s family education online and offline training courses, mobile applications and anti-addiction mobile devices; (ii) collaborate with Zhuoxun Beijing to solicit and facilitate sales of such products and services; (iii) provide logistic support for organizing offline training lectures and courses; and (iv) coordinate customer services with Zhuoxun Beijing. Each Service Provider is only authorized to conduct such activities provided in each Collaboration Agreement in a prescribed region in the PRC (usually limited to particular cities, counties or administrative subdivisions of a particular province) (each a “Service Region”). In exchange for its services under each Collaboration Agreement, each Service Provider will receive 60% of all revenues (the “Revenues”) generated under the Collaboration Agreement within each Service Region.

In addition, the Collaboration Agreement provides for an assessment period (the “Assessment Period”) between August 1, 2022 and July 31, 2023, during which the Revenues generated by each Service Provider will be ranked by Zhuoxun Beijing. At the end of the Assessment Period, those Service Providers whose Revenues rank among the top 10 of all Service Providers would receive, and Gushen will issue to such Service Providers, certain amount of shares (the “Granted Shares”) of Gushen’s common stock (the “Common Stock”) based on the calculation as provided in the Collaboration Agreement.

The Grant Shares are expected to be issued following the completion of the Assessment Period based on the performance by each Service Provider at the aggregated maximum amount equal to 2.196% of then issued and outstanding shares of Common Stock of the Company.

The issuance of the Grant Shares will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The foregoing summary of the Collaboration Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the Collaboration Agreements, a form of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

Restricted Stock Award Agreements

On January 18, 2022, the Company filed a Definitive Information Statement (the “Definitive Information Statement”) to the SEC in connection with, among other matters, adoption of an Equity Incentive Plan (the “EIP”) for the employees, officers, directors and consultants of the Company or its affiliates effective on the twentieth (20th) day following the date on which an Information Statement was mailed to the stockholders of the Company (the “Effective Date”). Simultaneously on the same day, a copy of the Definitive Information Statement was mailed to all shareholders of the Company.

On July 31, 2022, the Board approved the issuance of an aggregate of 42,061,876 shares of the Company’s common stock to certain employees (the “Participants”) of Zhuoxun Beijing as restricted stock under Section 6(c) the EIP (the “Restricted Stock”) pursuant to a certain stock award agreement (collectively the “Award Agreements”, each an “Award Agreement”) with each of the Participants. A form of the Award Agreements is attached as Exhibit 10.2 hereto and is incorporated herein by reference.

Pursuant to the terms of the EIP and each Award Agreement, the Company will issue 14,301,038, 13,880,419, and 13,880,419 shares of Restricted Stock to Hao Wang, Brand Promotion Specialist, Bolei Liu, Marketing Service Specialist, and Deqiang Wen, Research & Development Manager, respectively which shall be vested on October 31, 2022, subject to participant’s continued employment with Zhuoxun Beijing until such time and other terms and conditions set forth therein.

The issuance of shares of the Restricted Stock will be made pursuant to the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On December 9, 2021, the board of directors of the Company (the “Board”) adopted a resolution to effectuate certain corporate changes (the “Corporate Actions”), including: (i) changing the Company’s the Company’s corporate name to “Internet Family Wisdom Education Inc” (the “Name Change”), subject to approval by the Financial Industry Regulatory Authority (“FINRA”), (ii) amending the Company’s Articles of Incorporation to give effect of the Name Change, (iii) amending the By-Laws to change the Company’s financial year end, and (iv) adopting an Equity Incentive Plan.

On December 17, 2021, a majority of the Company’s shareholders approved the name change and the Equity Incentive Plan in a written resolution. Thereafter, on January 18, 2022, the Company filed a Definitive Information Statement (the “Definitive Information Statement”) with the SEC regarding the Corporate Actions, and mailed a copy of the Definitive Information Statement to all shareholders of the Company, pursuant to Rule 14c-2 of the Exchange Act of 1934, as amended.

On July 8, 2022, FINRA issued a letter rejecting our proposed Name Change.

In light of FINRA’s rejection of the proposed Name Change, on July 31, 2022, the Board resolved to (i) rescind the proposed amendment to the Company’s Articles of Incorporation approved on December 9, 2021; and (ii) amend the By-Laws and the Equity Incentive Plan adopted on December 2, 2021 to change the name of the Company therein as “Internet Family Wisdom Education Inc” to “Gushen, Inc.” A Second Amended & Restated By-Laws and Amended 2021 Equity Incentive Plan are filed as Exhibits 3.1 and 10.3 to this report.

Item 6. Exhibits

3.1*	Second Amended & Restated By-Laws
10.1*	English Translation of Form Regional Service Provider Collaboration Agreement dated July 31, 2022
10.2*	Form of Restricted Stock Award Agreement dated July 31, 2022
10.3*	Amended 2021 Equity Incentive Plan
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gushen, Inc.
(Registrant)

Date: August 22, 2022	By:	/s/ Yulong Yi
Yulong Yi
President, Chief Executive Officer,
Chief Financial Officer,
Treasurer, Secretary, and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)