Form 10-K
period 2022-09-30
Gushen, Inc
filed 2023-10-04
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-38474

Gushen, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1312-13, 14th Floor, Building No. 2, 1 Hangfeng Road,

Fengtai District, Beijing, China

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +8613949778662

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $980,833,750. This value is calculated by reference to the closing price of $33.80 as of March 31, 2022, the last trading day of the registrant’s most recently completed second quarter ended on March 31, 2022, and 29,018,750 shares of common stock held by non-affiliates as of March 31, 2022.

As of September 30, 2022, there were 410,618,750 shares of the registrant’s common stock outstanding and 1,000,000 shares of preferred stock outstanding.

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

As a result of the Share exchange, the Company assumes the business of Dyckmanst Limited. Through certain overseas subsidiaries and contractual arrangements, the Company is able to consolidate the financial results of Beijing Zhuoxun Century Culture Communication Co., Ltd. (“Zhuoxun Beijing”) and its subsidiary in accordance with US GAAP as the primary beneficiary. Zhuoxun Beijing is a PRC company that provides family education resources to promote all-around education onsite in local communities organized by our regional collaborative education agency and offer parents easy access to a wide variety of courses online through our application.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2022, the Company’s current liabilities exceeded the current assets by $11,282,551, its accumulated deficit was $12,080,418 and the Company has incurred losses during the year ended September 30, 2022 and 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

In addition, Fengyuan Beijing has entered into a series of contractual arrangement (the “VIE Agreements”) with Zhuoxun Beijing, which is commonly known a variable interest entity (“VIE”), an entity formed under the laws of PRC, pursuant to which Fengyuan Beijing and the Company are able to consolidate the financial results of Zhuoxun Beijing and its subsidiary in accordance with US GAAP as the primary beneficiary. The VIE Agreements executed in February 2021 include (i) a Consulting Service Agreement, (ii) a Busieness Operation Agreement, (iii) a Proxy Agreement, (iv) an Equity Disposal Agreement and (v) an Equity Pledge Agreement. Although Fengyuan Beijing does not own the equity interests of Zhuoxun Beijing, Mr. Yulong Yi (“Mr. Yi”), our chairman, chief executive officer, president, treasurer, and a significant stockholder, is also a director of Zhuoxun Beijing and controls all decision-making for Zhuoxun Beijing along with our other significant stockholder, Mr. Shaowei Peng (“Mr. Peng”), who has the ability to control Zhuoxun Beijing’s technology matters.

This chart reflects our current organizational structure:

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

Beijing Zhuoxin Education Technology Co., Ltd. (“Zhuoxin Beijing”) was established in PRC on December 24, 2020. Zhuoxun Beijing owns 70% of equity interests in Zhuoxin Beijing, with the remaining 30% belonging to Guoxinzhengye Company Management Co., Ltd., a subsidiary of CITIC Group Corporation Ltd., a major PRC state-owned investment company. Zhuoxin Beijing is primarily engaged in establishing facilities to, among the others, provide family education consulting services, sell and rent book, organize book clubs, and sell educational electronic devices.

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

The PRC Family Education Promotion Law went into effect on January 1, 2022, setting forth specific regulatory requirements for the family education industry and clarifying that parents are the main body of responsibility for family education. To raise more awareness on the importance of family education and the health and growth of children, the law officially names the week of May 15 (the International Family Day) every year as the National Family Education Awareness Week. In April 2022, 11 departments including the Ministry of Education jointly issued the “Five-Year Plan on Guiding and Promoting Family Education (2021-2025)”, emphasizing the importance of uniting governmental and social forces to work together in the deliveries of family education.

These measures clarify the regulatory framework and signals government support for the development of the family education industry.

The Chinese family education industry has significant growth potential. At present, there are about 200 million preschool children and primary and secondary school students in China, and about 340 million parents (parents), 50% of whose families have spent an average of more than 10,000 RMB annually (or approximately 1,408 USD) on education. China’s home education market totaled 2 trillion RMB (or approximately 282 billion USD), with out-of-school education spending accounted for one-third of household expenditures (16.6% in rural areas; 42.2% in urban areas). Additionally, the country currently has 367 million people under the age of 18, accounting for 28% of the total population.

Recently, the PRC government continues to put more emphasis on the implementation of the “three-child” family planning policy, improved level of prenatal and postnatal care services, development in the nursery service system, and reduced cost of child care and education. In particular, within the 2 trillion RMB (or approximately 282 billion USD) national education service industry, which accounts for 2% of the annual GDP, the out-of-school training sector for primary and secondary school students accounts for 40% of the market opportunities. In addition, the industry continues to experience significant growth from the 10 million jobs that the industry current provides.

From 2021 to 2025, the average growth rate of the size of the out-of-school training market will remain stable at around 15%. It is estimated that by 2025, the size of China’s education market will reach 7.5 trillion RMB (or approximately 1,056 billion USD). It is expected that the market will continue to experience supply shortage in the next 30 years, furnishing new growth space for the family education service providers.

Zhuxun Beijing provides online family education through onsite educational activities and mobile application.

Products

Onsite Educational Activities

Zhuoxun Beijing’s customers are parents who desire to acquire various family education resources. Zhuoxun Beijing delivers onsite educational services to parents through its nationwide physical network of regional collaborative education agencies. Zhuoxun Beijing’s onsite educational services include programs such as individual development, youth leadership development, and parenting schools, enabling in-person guidance and interactions in classes.  It has developed long term collaboration relationships with 12 regional collaborative education agencies, who are responsible for organizing, management and logistics while we provide classes. As of the date hereof, it has onsite educational activities in 30 cities, including but not limited to, Luoyang, Hohhot, Luohe, Yinchuan, Changde, Ruzhou, Xinxiang, Zhoukou, Sanmenxia, Lingbao, Zhengzhou and Chengdu.

Wisdom Lighthouse (“睿智灯塔”) Application (Formerly known as “ZhuoXun App”)

Zhuoxun Beijing’s online family educational services offer parents a convenient platform to access to courses. Users of its mobile applications are encouraged to become registered members. A registered member can, among others, track their study records, participate in discussion in the designated sections and post their study takeaways. It offers first class for each course for free. After taking first class, users can decide whether to purchase the whole course. As of the date hereof, Zhuoxun Beijing has around 68,000 active users on the Wisdom Lighthouse app.

Courses available through Widsom Lighthouse App include but are not limited to the followings:

●	“Good Parenting” (“教子有方”), focused on child development, provides courses including emotional intelligence (EQ) training, learning habits, learning ability, parents-children communication, stages of puberty, etc. to help parents promote children’s mental and psychological health.

●	“Wise Parents” (“智慧父母”) introduces general strategies of family education to parents to help them better understand and support their children’s growth and needs, whereby courses such as traditional family values, improvement of parents’ qualifications, and psychological analysis are provided.

●	“Lifelong Journey” (“人生智库”) provides parents with self-improvement content, with focus on different aspects of Chinese Studies, emotional intelligence (EQ), etiquette and social interaction skills.

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

Zhuoxun Anti-Addiction Cellphone

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

Household Products

Starting in the third quarter of fiscal year 2022, the Company sells household products via the Company’s app in a small scale, and the amount of sales was immaterial compared to the total revenue of the corresponding period.

Other Product Development Initiatives

In order to develop new products, the company is actively cooperating with the China Worker’s Electronic Education Center, an organization affiliated with the All-China Federation of Trade Unions. It has also jointly established an international internet education research group with Peking University to conduct academic research and discussion on online education for family education. Additionally, it is exploring other product offering by discussing with potential private education institutions on a broader set of education products and services.

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

It has built up long-term business relationships with regional education agencies in different cities. As of September 30, 2022, we have engaged with 12 service providers, 6 of which have worked with us for more than 3 years. These agencies are widely distributed in different regions of China, including Provinces of Shanxi, Fujian, Jiangsu, Inner Mongolia, Zhejiang, Hainan, Henan, Sichuan, Hunan and Ningxia.

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

Seasonality

Seasonal fluctuations have traditionally affected, and may affect our business in the future, especially between school academic years and summer and winter holidays. Seasonal fluctuations affected our business when we focused on family education products and services for parents with children of school age in China, and may continue to affect our business as we shift to new business models. Due to our limited operating history and the fact that we are shifting our focus from family education to new business models and service offerings, the seasonal trends that we have experienced in the past may not be indicative of our future operating results.

However, due to COVID-19, the family education industry has encountered marketing difficulties. The traditional school year-summer/winter holiday and weekday-weekend distinctions have been disrupted, giving way to continuous school shutdowns and remote learning. These activities have impacted our course scheduling patterns and in-person marketing activities. We are moving away from traditional weekend- and holiday-based scheduling, and are balancing our in-person and online marketing and education initiatives. Our financial condition and results of operations for future periods may continue to fluctuate.

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

Employees

We strive to foster a collaborative and team-oriented culture and view our human capital resources as an ongoing priority. As of September 30, 2022, we employ 59 employees, all of which are full-time employees. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. We believe we offer competitive terms and incentives to attract and retain employees, including pension, medical insurance, unemployment insurance, maternity insurance, worker’s compensation insurance, housing provident fund, bonus programs and training opportunities.

Intellectual Property

Zhuoxun Beijing has registered the following intellectual property under the name of Zhuoxun Beijing:

Copyrights: In China, the term of copyrights related to published software is from the date of the publishing to December 31 of the 50th year of the publishing.

Computer Software	Registered Area	Registration Number	Description	Registering Authority	Registration Date
Zhuoxun Education Application V1.0	China	2019SR0024304	Mobile education application	National Copyright Administration of the People’s Republic of China (“NCAC”)	1/8/2019
Zhuoxun Education Software V1.0	China	2018SR823347	Education platform	NCAC	10/16/2018
Zhuoxn Shangjia Application V1.0	China	2020SR0048604	Mobile education application	NCAC	1/10/2020
Wisdom Lighthouse Application (Android) V1.0	China	2019SR0669066	Mobile education application	NCAC	6/28/2019
Wisdom Lighthouse Application (iOS) V1.0	China	2019SR0669412	Mobile education application	NCAC	6/28/2019
Ruizhi Lighthouse Application (Android) V1.0	China	2020SR0380970	Mobile education application	NCAC	4/26/2020
Ruzhi Lighthouse (iSO) V1.0	China	2020SR0380965	Mobile education application	NCAC	4/26/2020
Zhuoxn Shangcheng Application (Android) 1.0	China	2021SR1183720	E-commerce platform	NCAC	8/11/2021
Zhuoxun Education Application (Tablet PC) 1.0	China	2021SR1183894	Mobile education application	NCAC	8/11/2021
Ruizhi Lighthouse Application (Android) V4.0	China	2021SR1305659	Mobile education application	NCAC	9/1/2021
Ruzhi Lighthouse Application (iSO) V4.0	China	2021SR1305660	Mobile education application	NCAC	9/1/2021

Trademarks: In China, the term of a registered trademark is 10 years. The owner can apply extension with the trademark office within six months before or after the expiration. The review process of a trademark application usually takes about one year in China.

Trademarks	Registered Area	Trademark Number	Category Description	Term	Registering Authority
	China	37832169	Category 9	2020/4/7-2030/4/6	Trademark Office of The State Administration for Industry & Commerce of the People’s Republic of China (the “Trademark Office”)
	China	37818362	Category 16	2020/5/28-2030/5/27	Trademark Office
	China	37819610	Category 35	2020/4/14-2030/4/13	Trademark Office
	China	47571347	Category 9	2021/3/7-2031/3/6	Trademark Office
	China	47549318	Category 16	2021/3/7-2031/3/6	Trademark Office
	China	47554839	Category 35	2021/3/7-2031/3/6	Trademark Office
	China	47571429	Category 41	2021/3/7-2031/3/6	Trademark Office
	China	38881941	Category 9	2020/8/28-2030/8/27	Trademark Office

	China	38871734	Category 16	2020/6/21-2030/6/20	Trademark Office
	China	38892456	Category 41	2020/8/28-2030/8/27	Trademark Office
	China	36092361	Category 9	2019/9/21-2029/9/20	Trademark Office

	China	32139796	Category 35	2019/12/14-2029/12/13	Trademark Office
	China	32830528	Category 41	2020/4/14-2030/4/13	Trademark Office
	China	18990205	Category 42	2017/2/28-2027/2/27	Trademark Office
	China	32138964	Category 9	2019/12/14-2029/12/13	Trademark Office
	China	37816447	Category 9	2019/12/14-2029/12/13	Trademark Office
	China	37806792	Category 16	2019/12/21-2029/12/20	Trademark Office
	China	37823110	Category 35	2019/12/21-2029/12/20	Trademark Office
	China	37819581	Category 41	2019/12/14-2029/12/13	Trademark Office
	China	37811174	Category 9	2019/12/28-2029/12/27	Trademark Office
	China	37832156	Category 16	2019/12/28-2029/12/27	Trademark Office
	China	37816846A	Category 35	2020/2/7-2030/2/6	Trademark Office
	China	37832166	Category 41	2020/1/14-2030/1/13	Trademark Office
	China	45269917	Category 9	2020/12/21-2030/12/20	Trademark Office
	China	45248201	Category 41	2020/12/21-2030/12/20	Trademark Office
	China	57562173	Category 16	2021/07/08-2032/01/13	Trademark Office
	China	57536072	Category 35	2021/07/08-2032/01/13	Trademark Office
	China	45373919	Category 9	2020/11/28-2030/11/27	Trademark Office
					Trademark Office
	China	45382746	Category 41	2020/11/28-2030/11/27	Trademark Office
	China	57562180	Category 35	2021/07/08-2032/01/13	Trademark Office
	China	57542202	Category 16	2021/07/08-2032/01/13	Trademark Office

(1)	Category 9 (Scientific Instruments) includes: speakers, downloadable mobile phone application software, copiers (photography, static electricity and heat), navigation instruments, glasses, electronic dictionaries, neon billboards, measuring tools, downloadable computer application software and electronic notepads;

(2)	Category 16 (Office Supplies) includes: lithographic arts and crafts, paper handkerchiefs, writing tools, notebooks, office punchers, paper packaging boxes, stationery, teaching materials (except instruments), books, billboards made of paper or paperboard;

(3)	Category 18 (Leather Goods) includes: schoolbags, backpacks, walking sticks, suitcases, office bags, umbrella rings, harness accessories, animal skin products, travel bags, (women’s) wallets;

(4)	Category 25 (Clothing, Shoes & Hats) includes: infant clothing, shoes (footwear), clothing, scarf, clothing, socks, sleep goggles, hats (outwear), belts, driver’s clothing, gloves (clothing);
(5)	Category 26 (Lace, Ribbons, Embroidery & Fancy Goods) includes: wigs, corded crafts, lace accessories, buttons, linen markings, clothing decorations, collar holders, needles, artificial flowers, thermal adhesive patches for repairing textiles;
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

Domains: In China, the registration of domains can be extended by annual renewal or periodic renewal by paying the annual or periodic registration fee. If renewal registration fee is not paid timely, the domain will become available to the public. Zhuoxun Beijing has effectively maintained the following domains:

Names	Registration Date	Current Expiration Date	Registering Authority
zhuoxuncn.com	October 4, 2012	October 4, 2024	Internet Corporation for Assigned Names and Numbers
zhuoxuncn.cn	August 10, 2018	August 10, 2024	Internet Corporation for Assigned Names and Numbers

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

Foreign Investment

On March 15, 2019, the National People’s Congress (“NPC”) approved the Foreign Investment Law of the PRC, or the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law of the PRC and the Wholly Foreign-invested Enterprise Law of the PRC, together with their implementation rules and ancillary regulations. The organization form, organization and activities of foreign-invested enterprises shall be governed, among others, by the PRC Company Law and the PRC Partnership Enterprise Law. Foreign-invested enterprises established before the implementation of the Foreign Investment Law may retain the original business organization and so on within five years after the implementation of this Law.

The Foreign Investment Law is formulated to further expand opening-up, vigorously promote foreign investment and protect the legitimate rights and interests of foreign investors. According to the Foreign Investment Law, foreign investments are entitled to pre-entry national treatment and are subject to negative list management system. The pre-entry national treatment means that the treatment given to foreign investors and their investments at the stage of investment access shall not be less favorable than that of domestic investors and their investments. The negative list management system means that the state implements special administrative measures for access of foreign investment in specific fields. The Foreign Investment Law does not mention the relevant concept and regulatory regime of VIE structures. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation.

Foreign investors’ investment, earnings and other legitimate rights and interests within the territory of China shall be protected in accordance with the law, and all national policies on supporting the development of enterprises shall equally apply to foreign-invested enterprises. Among others, the state guarantees that foreign-invested enterprises participate in the formulation of standards in an equal manner and that foreign-invested enterprises participate in government procurement activities through fair competition in accordance with the law. Further, the state shall not expropriate any foreign investment except under special circumstances. In special circumstances, the state may levy or expropriate the investment of foreign investors in accordance with the law for the needs of the public interest. The expropriation and requisition shall be conducted in accordance with legal procedures and timely and reasonable compensation shall be given. In carrying out business activities, foreign-invested enterprises shall comply with relevant provisions on labor protection.

On December 26, 2019, the State Council issued the Implementing Regulation of the Foreign Investment Law (the “Implementing Regulation”), which went into effect on January 1, 2020, delegating the authority to the Ministry of Commerce, or MOFCOM, and the National Development and Reform Commission, or the NDRC, the authority to determine the limitation of foreign investment activities in certain industries under a Foreign Investment Access Negative List. Further, it delegated the authority for registration and licensure of foreign invested businesses to the State Administration for Market Regulation, or SAMR. On August 4, 2020, the Beijing Municipal Market Regulatory Bureau and all of its district-level counterparts were authorized by the SAMR to directly oversee the registration and licensure of foreign invested businesses.

As indicated in the Implementing Regulation, investment activities in the PRC by foreign investors are principally governed by the Foreign Investment Access Negative List (the “Negative List”), which replaces its predecessor, the Guidance Catalog of Industries for Foreign Investment. The Negative List is promulgated and as amended from time to time by the MOFCOM and National Development and Reform Commission (the “NDRC”). In June 2020, the MOFCOM and the NDRC promulgated the Special Administrative Measures (Negative List) for Foreign Investment Access (2020 Version), or the Negative List, which became effective on July 23, 2020. In December 2021, the MOFCOM and the NDRC promulgated the Special Administrative Measures (Negative List) for Foreign Investment Access (2021 Version), which became effective on January 1, 2022. The 2021 version of the Negative list will replace the 2020 version of the Negative list. Industries listed in the Negative List are divided into two categories: restricted and prohibited. Industries not listed in the Negative List are generally deemed as constituting a third “permitted” category. Establishment of wholly foreign-owned enterprises is generally allowed in permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Negative List are generally open to foreign investment unless specifically restricted by other PRC regulations.

Pursuant to the 2021 Negative List, the business engaged by Zhuoxun Beijing and its subsidiary of Radio and TV program production fall within prohibited industries for foreign investors and can only be carried out by Zhuoxun Beijing.

In addition, the provision of value-added telecommunications services falls in the restricted category and, with a few exceptions, the percentage of foreign ownership cannot exceed 50%. However, according to the Notice of the Ministry of Industry and Information Technology (MIIT) on Opening the Limitation of Foreign Shareholding Ratios in Online Data Processing and Transaction Processing Business (Business E-commerce), issued on June 19, 2015, foreign ownership of online data processing and transaction processing businesses (B21) can reach as high as 100%. Zhuoxun Beijing operates as a value-added, e-commerce knowledge service provider, and complies with the MIIT Notice. Zhuoxun Beijing also has acquired a value-added telecommunication service provider license to conduct online data processing and transaction processing business.

Value-added Telecommunications Services

Licenses for Value-Added Telecommunications Services

On September 25, 2000, the State Council issued the Regulations on Telecommunications of China, or the Telecommunications Regulations, to regulate telecommunications activities in China. The Telecommunications Regulations, revised on February 6, 2016, divide the telecommunications services into two categories, namely “infrastructure telecommunications services” and “value-added telecommunications services.” Pursuant to the Telecommunications Regulations, operators of value-added telecommunications services must first obtain a Value-added Telecommunications Business Operating License, or VTB License, from the Ministry of Industry and Information Technology, or MIIT, or its provincial level counterparts. On July 3, 2017, the MIIT promulgated the Administrative Measures on Telecommunications Business Operating Licenses, which set forth more specific provisions regarding the types of licenses required to operate value-added telecommunications services, the qualifications and procedures for obtaining such licenses and the administration and supervision of such licenses.

According to the Catalog of Classification of Telecommunications Businesses effective from April 1, 2003, internet information services, also called internet content services, or ICP services, are deemed as a type of value-added telecommunications services. On December 28, 2015, the MIIT published a revised Catalog of Classification of Telecommunication Businesses, or the 2016 MIIT Catalog, which took effect on March 1, 2016 and the 2016 MIIT Catalog was recently amended on June 6, 2019. According to the latest MIIT Catalog, internet information services, which include information release and delivery services, information search and query services, information community platform services, information real-times interactive services, and information protection and processing services, continues to be classified as a category of value-added telecommunication services. The Administrative Measures on Internet Information Services, or ICP Measures, also promulgated by the PRC State Council on September 25, 2000 and most recently amended on January 8, 2011, set forth more specific rules on the provision of ICP services. According to ICP Measures, any company that engages in the provision of commercial ICP services shall obtain a sub-category VTB License for Internet Information Services, or ICP License, from the relevant government authorities before providing any commercial internet content services within the PRC, and when the ICP services involve areas of news, publication, education, medical treatment, health, pharmaceuticals and medical equipment, and if required by law or relevant regulations, specific approval from the respective regulatory authorities must be obtained prior to applying for the ICP License from the MIIT or its provincial level counterpart. Pursuant to the above-mentioned regulations, “commercial ICP services” generally refers to provision of specific information content, online advertising, web page construction and other online application services through internet for profit making purpose.

Operating our online platform to provide information and services to our users is classified as commercial ICP services. Zhuoxun Beijing hold an ICP License, which is valid until March 13, 2024.

Foreign Investment in Value-Added Telecommunication Services

The Regulations on Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which took effect on January 1, 2002 and were amended on September 10, 2008 and February 6, 2016, respectively, are the key regulations that regulate foreign direct investment in telecommunications companies in China. The FITE Regulations stipulate that the foreign investor of a telecommunications enterprise is prohibited from holding more than 50% of the equity interest in a foreign-invested enterprise that provides value-added telecommunications services. In addition, for a foreign investor to acquire any equity interest in a business providing value-added telecommunications services in China, it must demonstrate a positive track record and experience in providing such services.

On July 13, 2006, the MIIT issued the Circular on Strengthening the Administration of Foreign Investment in Value-added Telecommunications Services, or the MIIT Circular 2006, which requires that (i) foreign investors can only operate a telecommunications business in China through establishing a telecommunications enterprise with a valid telecommunications business operation license; (ii) domestic license holders are prohibited from leasing, transferring or selling telecommunications business operation licenses to foreign investors in any form, or providing any resource, sites or facilities to foreign investors to facilitate the unlicensed operation of telecommunications business in China; (iii) value-added telecommunications services providers or their shareholders must directly own the domain names and registered trademarks they use in their daily operations; (iv) each value-added telecommunications services provider must have the necessary facilities for its approved business operations and maintain such facilities in the geographic regions covered by its license; and (v) all value-added telecommunications services providers should improve network and information security, enact relevant information safety administration regulations and set up emergency plans to ensure network and information safety. The provincial communications administration bureaus, as local authorities in charge of regulating telecommunications services, (i) are required to ensure that existing qualified value-added telecommunications service providers will conduct a self-assessment of their compliance with the MIIT Circular 2006 and submit status reports to the MIIT before November 1, 2006; and (ii) may revoke the value-added telecommunications business operation licenses of those that fail to comply with the above requirements or fail to rectify such non-compliance within specified time limits. Due to the lack of any additional interpretation from the regulatory authorities, it remains unclear what impact MIIT Circular 2006 will have on us or the other PRC internet companies with similar corporate and contractual structures. After the MOFCOM and NDRC amended the FIE Catalog in March 2015, MIIT also issued the Circular on Removing the Restrictions on Shareholding Ratio Held by Foreign Investors in Online Data Processing and Transaction Processing (Operating E-commerce) Business on June 19, 2015, which amended the relevant provision in FITE Regulations by allowing foreign investors to own more than 50% of the equity interest in an operator of e-commerce business. However, foreign investors continue to be prohibited from holding more than 50% of the equity interest in a provider of other category of value-added telecommunications services except for e-commerce, domestic multi-party communications, store-and-forward and call center. The aforementioned restrictions remain applicable pursuant to the Negative List. Based on the Notice regarding the Strengthening of Ongoing and Post Administration of Foreign Investment Telecommunications Enterprises issued by MIIT on October 15, 2020, the MIIT will not issue Examination Letter for Foreign Investment in Telecommunications Business. Still, foreign invested enterprises need to submit relevant foreign investment materials to MIIT for initial applications and changes of telecommunications operating permits.

To comply with the above-mentioned foreign ownership restrictions, all of the shareholders of Zhuoxun Beijing are PRC domestic residents, and Fengyuan Beijing, our PRC subsidiary, have entered into the VIE Agreements with Zhuoxun Beijing (together with Fengyun Beijing and Zhuoxin Beijing, the “PRC operating entities”) so that we are able to consolidate the financial results of Zhuoxun Beijing and its subsidiary in accordance with US GAAP as the primary beneficiary of the arrangements. Zhuoxun Beijing is the holders of the domain names, trademarks and facilities necessary for daily operations of our online platforms in compliance with the MIIT Circular 2006.

Internet Culture Activities

On February 17, 2011, the Ministry of Culture, or MOC, promulgated the Interim Administrative Provisions on Internet Culture, or the Internet Culture Provisions, which became effective on April 1, 2011 and amended on December 15, 2017. The Internet Culture Provisions require ICP services providers engaging in commercial “internet culture activities” to obtain an Internet Culture Business Operating License from the MOC. “Internet cultural activities” is defined in the Internet Culture Provisions as an act of provision of internet cultural products and related services, which includes (i) the production, duplication, importation, and broadcasting of the internet cultural products; (ii) the online dissemination whereby cultural products are posted on the internet or transmitted via the internet to end-users, such as computers, fixed-line telephones, mobile phones, television sets and games machines, for online users’ browsing, use or downloading; and (iii) the exhibition and comparison of the internet cultural products. In addition, “internet cultural products” is defined in the Internet Culture Provisions as cultural products produced, broadcast and disseminated via the Internet, which mainly include internet cultural products specially produced for the Internet, such as online music entertainment, online games, online shows and plays (programs), online performances, online works of art and online cartoons, and internet cultural products produced from cultural products such as music entertainment, games, shows and plays (programs), performances, works of art, and cartoons through certain techniques and duplicating those to internet for dissemination. On May 14, 2019, the Office of the Ministry of Culture and Tourism issued the Notice Regarding the Adjustment of the Approval Scope of “Internet Culture Business Operation License” and Further Standardizing the Approval Work, or the No.81 Notice, the scope of examination and approval of the “Internet Culture Business Operation License” includes network music, network performances (programs), network performances, network artwork, network animation and exhibitions, and competition activities. For units that do not meet the scope of approval to engage in other Internet business activities, the “Internet Culture Business Operation License” will not be issued.

Zhuoxun Beijing previously held an Internet Culture Business Operation License, which was valid until October 23, 2021, to conduct business involving internet music entertainment products and services. However, since Zhuoxun Beijing no longer conducts or intends to conduct any business involving such products or services, and it currently only operates in activities involving internet cultural communication, education consulting and e-commerce which are exempted from the application of the Internet Culture Business Operation License under the No. 81 Notice, Zhuoxun Beijing currently does not hold and is required to hold such license.

Television Program Industry

Television program productions and distribution businesses are mainly regulated by Regulations on Administration of Radio and Television, which came in to effect on August 11, 1997 and was recently amended on November 29, 2020, and the Administrative Regulations on Production and Operation of Radio and Television Program, which came into effect on August 20, 2004 and was recently amended on October 29, 2020. Pursuant to these regulations, television programs can only be produced by television stations at the municipal level or above or entities with a License for the Production and Operation of Radio and Television Program. Any entity producing and operating radio and television program without the License for the Production and Operation of Radio and Television Program will be subject to the confiscation of tools, equipment of producing radio and television program and a fine of more than 10 thousand RMB and less than 50 thousand RMB by competent local branch of SAPPRFT.

Zhuoxun Beijing holds a License for the Production and Operation of Radio and Television Program, which is valid until September 16, 2024. According to this license, the mode of operation is production and distribution, and the approved business scope includes animation, feature films, TV variety shows (current affairs news, similar topics or columns and other radio and TV programs are not allowed).

Online Audio-Visual Programs

The Measures for the Administration of Publication of Audio-Visual Programs through Internet or Other Information Network, or the Audio-Visual Measures, promulgated by the SAPPRFT, on July 6, 2004 and put into effect on October 11, 2004, apply to the activities relating to the opening, broadcasting, integration, transmission or download of audio-visual programs using internet or other information network. Under the Audio-Visual Measures, to engage in the business of transmitting audio-visual programs, a license issued by SAPPRFT is required, and “audio-visual programs (including audio-visual products of films and televisions)” are defined as the audio-visual programs consisting of movable pictures or sounds that can be listened to continuously, which are shot and recorded using video cameras, vidicons, recorders and other audio-visual equipment for producing programs. Foreign invested enterprises are not allowed to carry out such business. On April 13, 2005, the State Council promulgated the Certain Decisions on the Entry of the Non-state-owned Capital into the Cultural Industry. On July 6, 2005, five PRC governmental authorities, including the SAPPRFT, jointly adopted the Several Opinions on Canvassing Foreign Investment into the Cultural Sector. According to these regulations, non-state-owned capital and foreign investors are not allowed to engage in the business of transmitting audio-visual programs through information networks. However, the Audio-Visual Measures have been repealed according to the Administrative Provisions on Audio-Visual Program Service through Special Network and Directed Transmission that promulgated by the SAPPRFT on April 25, 2016, effective as of June 1, 2016 and last amended on March 23, 2021.

To further regulate the provision of audio-visual program services to the public via the internet, including through mobile networks, within the territory of the PRC, the SAPPRFT and the MIIT jointly promulgated the Administrative Provisions on Internet Audio-Visual Program Service, or the Audio-Visual Program Provisions, on December 20, 2007, which came into effect on January 31, 2008 and were amended on August 28, 2015. Under the Audio-Visual Program Provisions, “internet audio-visual program services” is defined as activities of producing, redacting and integrating audio-visual programs, providing them to the general public via internet, and providing services for other people to upload and transmit audio-visual programs, and providers of internet audio-visual program services are required to obtain a License for Online Transmission of Audio-Visual Programs issued by SAPPRFT, or complete certain registration procedures with SAPPRFT. In general, providers of internet audio-visual program services must be either state-owned or state-controlled entities, and the business to be carried out by such providers must satisfy the overall planning and guidance catalog for internet audio-visual program services determined by SAPPRFT. In a press conference jointly held by SAPPRFT and MIIT to answer questions relating to the Audio-Visual Program Provisions in February 2008, SAPPRFT and MIIT clarified that providers of internet audio-visual program services who engaged in such services prior to the promulgation of the Audio-Visual Program Provisions are eligible to re-register with the relevant authorities and continue their operation of internet audio-visual program services so long as those providers did not violate the relevant laws and regulations in the past. On May 21, 2008, SAPPRFT issued a Notice on Relevant Issues Concerning Application and Approval of License for the Online Transmission of Audio-Visual Programs, as amended on August 28, 2015, which further sets out detailed provisions concerning the application and approval process regarding the License for Online Transmission of Audio-Visual Programs. The notice also states that providers of internet audio-visual program services that engaged in such services prior to the promulgation of the Audio-Visual Program Provisions are eligible to apply for the license so long as their violation of the laws and regulations is minor in scope and can be rectified in a timely manner and they have no records of violation during the last three months prior to the promulgation of the Audio-Visual Program Provisions. Further, on March 30, 2009, SAPPRFT promulgated the Notice on Strengthening the Administration of the Content of Internet Audio-Visual Programs, which reiterates the pre-approval requirements for the audio-visual programs transmitted via the internet, including through mobile networks, where applicable, and prohibits certain types of internet audio-visual programs containing violence, pornography, gambling, terrorism, superstition or other similarly prohibited elements.

According to the Tentative Categories of Internet Audio-Visual Program Services, or the Categories, promulgated on March 17, 2010 and amended on March 10, 2017, there are four categories of internet audio-visual program services which are further divided into seventeen sub-categories. The third sub-category to the second category covers the making and editing of certain specialized audio-video programs concerning, among other things, educational content, and broadcasting such content to the general public online. However, there are still significant uncertainties relating to the interpretation and implementation of the Audio-Visual Program Provisions, in particular, the scope of “internet audio-video programs.”

At present, the licenses for online audio-visual program are mainly required for radio stations, TV station services, and current affairs audiovisual news services; as well as interviews, news reports, online dramas and such other forms of radio and television media programs available on the Internet. The main purpose of the license is to regulate and guide the dissemination of radio and television programs that affect public opinions. Beijing Zhuoxun’s programs are mainly knowledge-based content and does not involve content regulated by the regulations. In addition, under Section 8 of the Audio-Visual Program Provisions, only state-owned or state-controlled business may apply for the license. Zhuoxun Beijing is not a state-owned or state-controlled entity and as such cannot apply for such a license.

Accordingly, Beijing Zhuoxun does not need to apply for nor owns such license. However, if the government tightens control in the future, it may issue such new requirements for licensing and certifications, which may bring uncertainty to Beijing Zhuoxun’s business.

Cybersecurity

On November 7, 2016, the Standing Committee of the National People’s Congress (“SCNPC”) promulgated the Cybersecurity Law. The Cybersecurity Law regulates network operators and others from the following perspectives: the principle of cyberspace sovereignty, security obligations of network operators and providers of network products and services, protection of personal information, protection of critical information infrastructure, data use and cross-border transfers, network interoperability and standardization. Under the Cybersecurity Law, network operators are generally obligated to protect their networks against disruption, damage or unauthorized access, and to prevent data leakage, theft or tampering. In addition, network operators will also be subject to specific rules depending on their classification under the multi-level network security protection scheme. Providers of network products and services must comply with national standards and ensure the security of their products. Personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China, or the CAC.

Measures for Cybersecurity Supervision, which became effective on June 1, 2020, provide more detailed rules relating to cyber security inspections. On July 10, 2021, the Cyberspace Administration of China (“CAC”) publicly issued the Measures for Cybersecurity Censorship (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Censorship. The draft measures extend the scope of cybersecurity reviews to data processing operators engaging in data processing activities that affect or may affect national security, including listing in a foreign country. There still exists uncertainty how the enacted version would have any substantial changes from this draft and whether clearance of cybersecurity review and other specific actions shall be completed by companies like us.

On June 14, 2022, the CAC promulgated the Administrative Provisions on Mobile Internet Applications Information Services, or the APP Provisions, which became effective on August 1, 2022. The APP Provisions replaced the former Administrative Provisions on Mobile Internet Applications Information Services promulgated on June 28, 2016. Under the APP Provisions, mobile application providers are prohibited from engaging in any activity that may endanger national security, disturb the social order, or infringe the legal rights of third parties. The APP Provisions also require application providers to procure approval of the relevant competent departments or the relevant licenses required by laws and regulations to provide services through such applications.

On June 10, 2021, the SCNPC promulgated the Data Security Law of the PRC, or the Data Security Law, which will come into effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations on entities and individuals engaged in data activities. The Data Security Law also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The appropriate level of protection measures is required for each category of data. For example, a processor of important data must have designated personnel and internal supervision body responsible for data security, carry out risk assessments for data processing activities and file the risk assessment reports with the competent government authorities. In addition, the Data Security Law provides a national security review procedure for data activities which may affect national security and imposes export restrictions on certain data and information.

The Cybersecurity Review Measures, or the “Review Measures”, which were promulgated on April 13, 2020, and were amended on December 28, 2021 and became effective on February 15, 2022, provide online platform operator holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Cybersecurity Review Measures do not provide a definition of “online platform operator”, therefore, we cannot assure you that the VIE and its subsidiary will not be deemed as an “online platform operator”. On November 14, 2021, the CAC promulgated the Data Security Management Regulations Draft to solicit public opinion and comments, which provides that an overseas initial public offering to be conducted by a data processor processing the personal information of more than one million individuals shall apply for a cybersecurity review. Data processor means an individual or organization that independently make decisions on the purpose and manner of processing in data processing activities.

We may be deemed as a data processor under the Data Security Management Regulations Draft. Notwithstanding the foregoing, even if we are deemed as an online platform operator under the Cybersecurity Review Measures or a data processor under the Data Security Management Regulations Draft, we do not expect to be subject to the cybersecurity review in connection with our status as a U.S. company, because the VIE and its subsidiary do not hold more than one million users’ individual information.

The Cybersecurity Review Measures also provide that if a critical information infrastructure operator (“CIIO”) purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of what constitutes a “CIIO” remains unclear. We do not expect to be a CIIO, since (i) we do not hold a large amount of individual information, and (ii) data processed in our business is less likely to have a bearing on national security, thus it may not be classified as core or important data by the authorities. As of the date of this Annual Report, we have not received any notice from any authorities identifying us as a CIIO or requiring us to undertake a cybersecurity review by the CAC. Further, as of the date of this Annual Report, we have not been subject to any penalties, fines, suspensions, or investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC.

Privacy Protection

The PRC Constitution states that PRC law protects the freedom and privacy of communications of citizens and prohibits infringement of these rights. In recent years, PRC government authorities have enacted laws and regulations on internet use to protect personal information from any unauthorized disclosure. According to the Law on the Protection of Consumer Rights and Interests promulgated in 1993 and last amended in 2013, business operators shall collect and use the personal information of consumers in a lawful and proper manner by following the principle that information collection or use is genuinely necessary. They shall expressly state the purposes, methods and scope of information collection or use, and obtain the consent of the consumers whose information is to be collected. To collect or use the personal information of consumers, business operators shall disclose their information collection or use rules, and shall not collect or use information in violation of laws or regulations, or in breach of the agreements between the parties concerned. Business operators and their staff members shall strictly keep confidential the personal information of consumers collected, and shall not divulge, sell or illegally provide others with the same. According to the PRC Cybersecurity Law promulgated On November 7, 2016 and became effective from June 1, 2017, network operators shall strictly keep confidential users’ personal information that they have collected, and establish and improve the users’ information protection system. To collect and use personal information, network operators shall follow the principles of legitimacy, rightfulness and necessity, disclose their rules of data collection and use, clearly express the purposes, means and scope of collecting and using the information, and obtain the consent of the persons whose data is gathered. Pursuant to the Decision on Strengthening the Protection of Online Information issued by the SCNPC on December 28, 2012 and the Order for the Protection of Telecommunication and Internet User Personal Information issued by the MIIT in July 16, 2013, any collection and use of user personal information must be subject to the consent of the user, abide by the principles of legality, rationality and necessity and be within the specified purposes, methods and scopes. “Personal information” is defined in these regulations as information that identifies a citizen, the time or location for his/her use of telecommunication and internet services, or involves privacy of any citizen such as his birth date, ID card number, and address. An ICP service provider must also keep information collected strictly confidential, and is further prohibited from divulging, tampering or destroying of any such information, or selling or providing such information to other parties. Any violation of the above decision or order may subject the ICP service provider to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, closedown of websites or even criminal liabilities. Pursuant to the Ninth Amendment to the Criminal Law issued by the SCNPC in August 2015, which became effective in November 2015, any internet service provider that fails to fulfill the obligations related to internet information security administration as required by applicable laws and refuses to rectify upon orders, shall be subject to criminal penalty for the result of (i) any dissemination of illegal information in large scale; (ii) any severe effect due to the leakage of the client’s information; (iii) any serious loss of criminal evidence; or (iv) other severe situation, and any individual or entity that (i) sells or provides personal information to others in a way violating the applicable law, or (ii) steals or illegally obtains any personal information, shall be subject to criminal penalty in severe situation. According to the Interpretation of the Supreme People’s Court and the Supreme People’s Procuratorate on Several Issues Concerning the Application of Law in Handling Criminal Cases of Infringing Personal Information of Citizens promulgated on May 8, 2017 and became effective from June 1, 2017, if a business operator collects personal information of citizens by purchasing, accepting or exchanging, or collects personal information of citizens in the course of performing their duties and providing services in violation of relevant provisions of the State (including Law on the Protection of Consumer Rights and Interests) and meet one of the following standards, such operator shall be considered breaching criminal law and such operator and its responsible personnel shall undertake the criminal liabilities: (i) illegal acquisition, sale or provision of more than 50 pieces of track information, communication content, credit information, property information; (ii) illegal acquisition, sale, or provision of more than 500 pieces of accommodation information, communication records, health, physiological information, trading information, and other personal information may affect the safety of personal and property; (iii) illegal acquisition, sale, or provision of more than 5000 pieces of personal information other than the information mentioned in the preceding (i) and (ii); (iv) the profits generated from using the illegally collected and acquired personal information is more than fifty thousand RMB; and (v) resale of the personal information collected in the course of performing their duties and providing service and the amount of resold personal information reaches 50% of the prescribed standard mentioned in (i) or (ii), as applicable.

On August 20, 2021, the Standing Committee of the National People’s Congress (“SCNPC”) promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which became effective on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On July 7, 2022, the CAC promulgated the Outbound Data Transfer Security Assessment Measures, which became effective on September 1, 2022. According to the Outbound Data Transfer Security Assessment Measures, to provide data abroad under any of the following circumstances, a data processor shall declare security assessment for its outbound data transfer to the CAC through the local cyberspace administration at the provincial level: (i) where the data processor will provide important data abroad; (ii) where CIIO or the data processor processing the personal information of more than one million individuals will provide personal information abroad; (iii) where the data processor who has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total abroad since January 1 of the previous year, will provide personal information abroad; and (iv) other circumstances where the security assessment is required as prescribed by the CAC. Prior to declaring security assessment for outbound data transfer, the data processor shall conduct self-assessment on the risks of the outbound data transfer. For outbound data transfers that have been carried out before the effectiveness of the Outbound Data Transfer Security Assessment Measures, if it is not in compliance with these measures, rectification shall be completed within six months starting from September 1, 2022.

Zhuoxun Beijing applies certain technical adjustment to its user privacy information in accordance with regulatory regulations. The relevant cyber securities regulator has also continued to provide oversight on Zhuoxun Beijing’s information security and privacy protection features, and has not flagged any issue as of the date of this report. Therefore, the Company’s current privacy protection practices comply with laws and regulations.

Private Education

Education Law of the PRC

On March 18, 1995, the PRC NPC promulgated the Education Law of the PRC, or the Education Law, which was last amended on April 29, 2021 and became effective on April 30, 2021. The Education Law stipulates that the government formulates plans for the development of education, establishes and operates schools and other types of educational institutions, and in principle, enterprises, institution, social organizations and individuals are encouraged to operate schools and other types of educational organizations. It is provided in the Education Law that no organization or individual may establish or operate a school or any other educational institution for commercial purposes, which has been narrowed down by the SCNPC in the amendment on December 27, 2015 as only restricting a school or other educational institution founded with governmental funds or donated assets.

The Law for Promoting Private Education and its Implementing Rules

On December 28, 2002, SCNPC promulgated the Law for Promoting Private Education, or the Private Education Law and was last amended on December 29, 2018, the amendment of which also took effect on December 29, 2018. On March 5, 2004, the PRC State Council promulgated the Implementation Rules for the Law for Promoting Private Education, which became effective on April 1, 2004, or the PE Implementation Rules. On April 7, 2021, the State Council promulgated the Amended Implementation Rules for the Private Education Law, or the Amended PE Implementation Rules, which became effective on September 1, 2021. The Private Education Law and the Amended PE Implementation Rules provide rules for social organizations or individuals, other than state-owned entities, to establish schools or other educational organizations using non-government funds in PRC, such schools or educational organizations established using non-government funds are referred to as “private school.”

According to the Private Education Law, establishment of private schools for academic education, pre-school education, self-taught examination support and other cultural education shall be subject to approval by the authorities in charge of education, while establishment of private schools for vocational qualification training and vocational skill training shall be subject to approvals from the authorities in charge of labor and social welfare, A duly approved private school will be granted a private school operating permit, and shall be registered as a legal person at the competent registration authorities. Sponsors of private schools may set up, at their sole discretion, non-profit or commercial private schools. Nonetheless, sponsors may not establish commercial private schools providing compulsory education.

According to the Amended PE Implementation Rules, social organizations and individuals are prohibited from controlling a private school that provides compulsory education or a non-profit private school that provides pre-school education through mergers and acquisitions and control agreements. A private school providing compulsory education is prohibited from conducting transactions with its related party. Relevant government authorities shall enhance the supervision on the agreements entered into between non-profit private schools and its related party and shall review such transaction on an annual basis; online education activities using internet technology are encouraged by the regulatory authorities and shall comply with laws and regulations related to internet management. A private school engaging in online education activities using internet technology shall obtain the relevant private school operating permit. It shall also establish and implement internet security management systems and take technical security measures. Upon discovery of any information whose release or transmission is prohibited by applicable laws or regulations, the private school shall immediately cease the transmission of that information and take further remedial actions, such as deleting that information, to prevent it from spreading. Records pertaining to the situation shall be kept and reported to the appropriate authorities.

Under the Private Education Law and Amended PE Implementation Rules, private education is deemed as a public welfare undertaking, and entities and individuals who establish private schools are commonly referred to as “sponsors” instead of “investors” or “shareholders.” Sponsors of non-profit private schools may not obtain proceeds from running the schools, and all school-running balances shall be used for running schools. Sponsors of commercial private schools may obtain proceeds from running the schools, and the school-running balances shall be disposed of in accordance with the provisions of the Company Law and other relevant laws and administrative regulations. Private schools shall enjoy property rights of the legal persons in respect of the assets provided by sponsors to private schools, state-owned assets, donated property and school accumulation. The items and rates of fees to be collected by private schools shall be determined based on the school-running costs, market demand and other factors, made available to the general public, and subject to the supervision by the related competent departments. The specific charging measures for non-profit private schools shall be developed by the relevant governments, while the charging standards for commercial private schools shall be subject to market regulation and determined by the schools at their sole discretion. The fees collected by private schools shall be used mainly for educational and teaching activities, the improvement of schools’ conditions and the protection of the benefits of teachers and staff members. The use and the financial management of the assets for private schools shall be subject to supervision by the examination and approval authority and relevant departments. Private schools shall prepare their financial and accounting statements towards the end of each fiscal year, entrust public accounting firms to audit the statements according to law, and publish the audit results.

Regulations Relating to Online Commercial Private Training

Under the Private Education Law, private education institutions will be classified as either “non-profit private schools” or “commercial private schools”, and both nonprofit private schools and commercial private schools are required to obtain a private school operating permit prior to its registration with applicable registry agency as legal entities. Pursuant to the Implementation Rules for the Classification Registration of Private Schools jointly issued by the Ministry of Education, or the MOE, and several other government authorities on December 30, 2016, a commercial private school shall first obtain a private school operating permit prior to its registration with the SAMR or its local counterparts. Pursuant to the Implementation Rules for the Supervision and Administration of Commercial Private Schools jointly issues by the MOE, the SAIC and Ministry of Human Resources and Social Security on December 30, 2016, commercial private training institutions shall also be treated by reference to the requirements applicable to commercial private schools. Therefore, we may be required to apply for a private school operating permit and may be prohibited from continuing operating our English training business before obtaining the said permit.

According to the Amended PE Implementation Rules, a private school providing online education for academic qualifications by using Internet technology shall obtain the school operating permit that shall be obtained for education for academic qualifications at the same level and of the same type, as well as the Internet operating license. A private school carrying out online training and education activities and occupational qualification training and occupational skills training activities by using Internet technology, or an Internet technology service platform providing services for the aforementioned online activities, shall obtain the corresponding Internet operating license, and shall apply to the educational administrative department and human resources and social security department of the people’s government at the provincial level at the place where it is located for record-filing, and shall not carry out the education and teaching activities for which a school operating permit shall be obtained.

On January 2, 2018, Beijing Municipal Education Commission promulgated Several Opinions on Strengthening the Administration of Private Non-degree Education Institutions in Beijing, where the VIE and its subsidiary are incorporated, providing that private training institutions carrying out non-academic qualifications educations without obtaining required school operating permit shall be handled in accordance with the Private Education Law, and the total amount of newly established private non-academic qualifications training institutions shall be limited.

According to Online After-School Training Opinions, online after-school training institutions shall file with the competent provincial education regulatory authorities, see “Item 4. Information on the Company—B. Business Overview—Government Regulations—Private Education—Regulations Relating to After-School Tutoring”. Furthermore, specific administration measures regarding the institutions offering training service only via internet have been promulgated by the above-mentioned local government in Beijing as of this annual report. On October 8, 2019, the Municipal Education Commissions of Beijing promulgated Rules of Beijing Municipality for the Implementation of Online After-school Training Filing, providing specific administrative measures for institutions offering after-school training service only via internet to put on record.

However, given that a pure online commercial training institution like us does not have any school premises, which are generally required in the process of applying for the private school operating permit pursuant to the currently effectively Private Education Law and its relevant implementation rules, we would not be able to obtain the private school operating permit had we applied for it. The Amended PE Implementation Rules stimulates that a private school providing online education for academic qualifications by using internet technology shall obtain the private school operating permit. However, after consulting with the local competent governmental authorities, we were advised that any institution offering training service on academic subjects shall obtain the private school operating permit which in practice would not be issued to such institutions after the end of 2021, and that prior to any specific rules on online commercial private training, they will not grant private school operating permits to the institutions offering training service on non-academic subjects only via internet like us or request such institutions to hold such permits.

Regulations Relating to After-School Tutoring

On February 13, 2018, the MOE and three other government authorities jointly promulgated the Circular on Special Enforcement Campaign concerning After-school Tutoring Institutions to Alleviate Extracurricular Burden on Students of Elementary Schools and Middle Schools, or Circular 3. Pursuant to Circular 3, the government authorities seek to alleviate after- school burden on elementary and secondary school students by carrying out a series of inspections on after-school training institutions and order those identified with potential or actual material safety risks to suspend business for self-inspection and rectification, and those without proper establishment licenses or school operating permits to apply for relevant qualifications and certificates under the guidance of competent government authorities if those after-school training institutions meet the required application conditions of the proper establishment licenses or school operating permits. If the after-school training institutions, which does not hold the establishment licenses nor school operating permits, does not meet the required application conditions for the aforesaid licenses and permits, they will be ordered to cease the operation. If the after-school training institutions, which does not hold the school operating permits but does hold the establishment licenses, does not meet the required application conditions for the school operating permits, they will be ordered to cease to provide after-school training.

On August 6, 2018, the General Office of the State Council issued an Opinion on Supervising the Development of After-school Tutoring Institutions (“State Council Circular 80”) with a view to encourage primary and secondary school students’ training in interests, hobbies, innovation and practice ability, and to standardize the subject-matter of traditional disciplines (i.e., disciplines taught in schools, such as Chinese language, mathematics, foreign languages, geography, chemistry, biology, the “traditional disciplines”) such that the level and degree of content taught by after-school tutoring institutions for primary and secondary school students (“tutoring institution(s)”) in these traditional disciplines are aligned, and consistent, with the content being taught to the same students at school (e.g., to prohibit content of after-school tutoring beyond that student’s year level or what that student is being taught at school). The State Council Circular 80 is aimed at supervising after-school tutoring institutions providing primary and secondary school students’ after-school tutoring services.

State Council Circular 80 sets out a number of operating standards for after-school tutoring institutions to adhere, including, among others, that: (i) the average area per student used for any specific training time slot within an after-school tutoring institution shall not be less than three square-meter; (ii) no in-service primary and secondary teachers may be employed in an after-school tutoring institution and any teachers employed by an after-school tutoring institution for primary and secondary school subjects shall hold relevant teaching qualifications; (iii) all content, classes and subject enrolment, progress and school hours information in connection with tutoring of traditional disciplines shall be filed with the local administration of education, and viewable by the public, and the content taught to a student must not exceed the ordinary level of the student’s studies at school (i.e., primary school or secondary school); (iv) tutoring must not run past 20:30 in the evening and no homework can be given; (v) fees of more than three months’ tuition cannot be collected as a lump-sum; and (vi) there shall not be any levied charging or forced fundraising, in any name, by tutoring institutions.

In relation to online education service providers, State Council Circular 80 provides that regulatory authorities of networking, culture, information technology, radio and television industries shall cooperate with the education department in supervising online education within their relevant industry.

On November 20, 2018, the General Office of the MOE, the General Office of the State Administration for Market Regulation of the PRC and the General Office of the Ministry of Emergency Management of the PRC jointly issued the Circular 10, which provides that the online after-school education institutions shall file the information of their courses, such as names, contents, target students, syllabi and schedules with the provincial education departments and shall publish the name, photo, class schedule and certificate number of the teacher qualification of each teacher on their websites.

The MOE, jointly with other certain PRC government authorities, promulgated the Implementation Opinions on Regulating Online After-School Training, or the Online After-School Training Opinions, which became effective on July 12, 2019. The Online After-School Training Opinions are intended to regulate academic after-school training involving internet technology provided to students in primary and secondary schools. Among other things, the Online After-School Training Opinions requires that online after-school training institutions shall file with the competent provincial education regulatory authorities and such education regulatory authorities shall, jointly with other provincial government authorities, review such filings and the qualification of the online after-school training institutions submitting such filings.

With respect to the filing requirements, the Online After-School Training Opinions provides, among others: (i) an online after-school training institution shall file with the competent provincial education regulatory authorities at the place of its domicile after it has obtained the ICP License and the certificate and the grade evaluation report for the graded protection of cyber security, and furthermore, shall file before October 31, 2019 if it has already conducted online after-school training; (ii) the online after-school training institutions shall file, among others, (a) the materials related to the institution itself, including the information on their respective ICP License and other relevant licenses and the materials related to certain management systems regarding the protection of personal information and cyber security, (b) the materials related to the training content, and (c) the materials related to the training personnel; and (iii) the competent provincial education regulatory authorities shall promulgate local implementing rules about the filing requirements, focusing on the training institutions, training content and training personnel.

The Online After-School Training Opinions further provides that the competent provincial education regulatory authorities shall, jointly with other provincial government authorities, review such filings and the qualification of the online after-school training institutions submitting such filings before the end of December 2019, focusing on the following matters: (i) the training content shall not include online games or other content or links irrelevant with the training, and shall not be beyond the relevant national school syllabus. No illegal publications may be published, printed, reproduced or distributed, and no infringement or piracy activities may be conducted during the training. And the training content and data shall be stored for more than one year, among which, the live streaming teaching videos shall be stored for more than 6 months; (ii) each class shall not last longer than 40 minutes and shall be taken at intervals of not less than 10 minutes, and the training time shall not conflict with the teaching time of primary and secondary schools. Each live-streaming class provided to students receiving compulsory education shall not end later than 9:00 p.m., and shall not leave homework for primary school students in Grade 1 and Grade 2. The online after-school training platforms shall have eye protection and parental supervision functions; (iii) the online after-school training institutions shall not hire any teacher who is currently working at primary or secondary schools. Training personnel of academic subjects are required to obtain necessary teacher qualification licenses. The online after-school training institutions’ training platforms and course interfaces shall publicize the names, photos and teacher qualification licenses of training personnel, and the learning, working and teaching experiences of foreign training personnel; (iv) with the consent of students and their respective parents, online after-school training institutions shall verify the identification information of each student, and shall not illegally sell or provide such information to third parties. User behavior logs must be kept for more than one year; (v) the charge items and standard and refund policy shall be specifically publicized on the training platforms. The prepaid fees can only be used for education and training purpose, and shall not be used for other investment activities; where fees are charged based on the number of classes, fees are not allowed to be collected in a lump sum for more than 60 class-hours, and where fees are charged based on the length of the course, the fees shall not be collected for a course length of more than three months; and (vi) the online after-school training institutions found to have problems after reviewing by the competent provincial education regulatory authorities shall complete the rectification before the end of June 2020, and will be subject to fines, regulatory order to suspend operations or other regulatory and disciplinary sanctions if they fail to complete the rectification in time. As of the date of annual report, we have completed the filing required.

On March 30, 2021, the MOE promulgated the Guiding Opinions of the Ministry of Education on Vigorously Promoting the Scientific Connection of Kindergartens and Primary Schools, which prohibits after-school tutoring institutions from providing training for pre-school children in violation of regulations and provides that after-school tutoring institutions in violation of regulations above shall be included in the blacklist.

On April 8, 2021, the General Office of the MOE enacted the Notice of Strengthening the Management of Homework for Compulsory Education, which requires that the local governments shall implement prohibition measures on leaving homework as an important part of the daily supervision on after-school tutoring institutions in accordance with relevant regulations, and in order to avoid reducing the burden in schools but increasing the burden after-school, after-school tutoring institutions shall not leave homework to primary and secondary school students.

On July 24, 2021, the General Office of State Council and the General Office of Central Committee of the Communist Party of China jointly promulgated the Alleviating Burden Opinion, which provides that, among other things, (i) local government authorities shall no longer approve new after-school tutoring institutions providing tutoring services on academic subjects for students in compulsory education, or the Academic AST Institutions, and the existing after-school tutoring institutions providing tutoring services on academic subjects shall be registered as non-profit; (ii) online Academic AST Institutions that have filed with the local education administration authorities providing tutoring services on academic subjects shall be subject to review and re-approval procedures by competent government authorities, and any failure to obtain such approval will result in the cancellation of its previous filing and ICP license; (iii) Academic AST Institutions are prohibited from raising funds by listing on stock markets or conducting any capitalization activities and listed companies are prohibited from investing in Academic AST Institutions through capital markets fund raising activities, or acquiring assets of Academic AST Institutions by paying cash or issuing securities; and (iv) foreign capital is prohibited from controlling or participating in any Academic AST Institutions through mergers and acquisitions, entrusted operation, joining franchise or variable interest entities.

Any violation of the foregoing shall be rectified. Moreover, the Alleviating Burden Opinion specifies a series of operating requirements that after-school tutoring institutions must meet, including, among other things, (i) after-school tutoring institutions shall not provide tutoring services on academic subjects during national holidays, weekends and school breaks; (ii) for online tutoring, each session shall be no more than thirty minutes and the training shall end no later than 9:00 p.m.; (iii) no advertisements for after-school tutoring shall be published or broadcasted in the network platforms and billboards displayed in the mainstream media, new media, public place and residential areas; (iv) the provision of overseas education courses is strictly prohibited; (v) fees charged for academic subjects tutoring in compulsory education shall be included into government-guided price management, and excessive high fees and excessive profit-seeking behaviors will be suppressed; (vi) government authorities will implement risk management and control for the pre-collection of fees by after-school tutoring institutions with requirements such as setting up third-party custodians and risk reserves, and strengthen supervision over loans regarding tutoring services; (vii) online tutoring for preschool-age children is prohibited, and offline academic subjects (including foreign language) tutoring services for preschool-age children is also strictly prohibited; (viii) no more approval of new after-school tutoring institutions providing tutoring services on academic subjects for pre-school-age children and students on grade ten to twelve will be granted; and (ix) administration and supervision over academic subjects tutoring institutions for students on grade ten to twelve shall be implemented by reference to the relevant provisions of the Alleviating Burden Opinion.

On July 28, 2021, the General Office of MOE promulgated the Notice on Further Clarifying the Scope of Academic Subjects and Non-Academic Subjects of After-School Tutoring in the Compulsory Education, which specifies that according to the national curriculum on compulsory education, when after-school institutions carry out tutoring, morality and rule of law, Chinese, history, geography, mathematics, foreign language (including English, Japanese, Russian), physics, chemistry and biology are classified as academic subjects, while sports (or sports and health), art (or music, art), and comprehensive practical activities (including information technology education, labor and technology education) are classified as non-academic subjects.

Furthermore, on November 8, 2021, the General Office of MOE promulgated the Guidance of Identification of the Classification of Subjects of After-School Tutoring in the Compulsory Education, or the Identification Guidance. It is provided as indicators of the identification of an academic subject that (i) the purpose of the tutoring is mainly to boost the grades of academic subjects and guided by academic knowledge and skill training; (ii) the content of the tutoring is mainly the academic subject knowledge of morality and rule of law, Chinese, history, geography, mathematics, foreign language (including English, Japanese, Russian), physics, chemistry and biology; (iii) the form of the tutoring primarily consists of lectures, demonstrations, interaction, or other ways of the teachers (including virtual persons, artificial intelligence, etc.), focusing on the explanation of academic knowledge, listening, speaking, reading, writing, arithmetic, and other academic subject skills trainings; and (iv) the result review of the tutoring is materially based on grades, outcomes of examinations or other factors, focusing on the selection of the students. The Identification Guidance establishes a classification guiding mechanism in which the lower education administration authorities shall consult with the higher education administration authorities to conduct further research before making any decision if a situation is in great controversy or difficult to classification. Local education administration authorities can form a panel of expert or commission a professional institution, when needed, to make opinions on the identification of tutoring program which the local education administration authorities are unable to determine directly.

On August 14, 2021, the Beijing Municipality Government and the Beijing Municipal Committee of the Communist Party of China jointly published the full text of the Beijing Municipality’s Measures to Further Reduce the Burden of Homework and After-School Tutoring on Students in Compulsory Education in Beijing, or the Beijing Measures, to implement the Alleviating Burden Opinion. The Beijing Measures provide, among others, that (i) no new Academic AST Institutions will be approved, while existing Academic AST Institutions will be subject to review and re-registration aimed at reducing their numbers by phases; the remaining Academic AST Institutions shall all be registered as non-profit; (ii) online Academic AST Institutions previously filed with the local education administration authorities will be subject to review and re-approval; the registration and ICP license of any disqualifying online Academic AST Institutions will be rescinded; (iii) after-school tutoring institutions are strictly prohibited from providing tutoring services on academic subjects during any national holiday, weekend, winter and summer break period; (iv) Academic AST Institutions are prohibited from (a) offering classes over contents outside of or in advance of the school curriculum, (b) offering classes based on any foreign curriculum, (c) soliciting and recruiting school teacher by offering excessive compensation, or (d) employing foreign personnel abroad to carry out training activities; non-Academic AST Institutions providers are prohibited from offering tutoring services on academic subjects; (v) prices for Academic AST Institutions will need to follow the guidelines from the government to prevent any excessive charging or excessive profit-seeking activity; (vi) Academic AST Institutions are prohibited from financing by way of listing its securities or conducting other capital market activities; listed companies may not invest in Academic AST Institutions through capital markets fundraising activities, and may not acquire assets of Academic AST Institutions by paying cash or issuing securities; foreign capital is prohibited from controlling or participating in Academic AST Institutions through merger and acquisitions, entrusted operations, joining franchise or using variable interest entities.

On August 25, 2021, the General Office of MOE issued the Administrative Measures for After-School Tutoring Materials for Primary and Secondary School Students (for Trial Implementation), which provide that, among others, (i) after-school tutoring materials for primary and secondary school students and staff preparing such tutoring materials shall meet certain requirements specified in such measures, which include, among others, tutoring materials shall follow the national curriculum standard and shall not provide contents in advance of the school curriculum; (ii) after-school tutoring institutions shall establish internal management system for the tutoring materials and the staff preparing such tutoring materials; (iii) after-school tutoring institutions shall conduct internal review of the tutoring materials and the local education administrations shall conduct external review of the tutoring materials; (iv) after-school tutoring institutions may only use tutoring materials that have been internally and externally reviewed or if the materials have been officially published; (v) after school tutoring institutions shall file with the relevant education administrations the tutoring materials and the staff preparing such materials; (vi) after-school tutoring institutions in violation of the measures will be subject to rectification and shall not use the relevant tutoring materials during the rectification period; if the after-school tutoring institution refuses to rectify within the time limit or if the violation is severe, its private school operating permit may be revoked by the local education administration.

On August 30, 2021, the MOE published on its official website that the MOE, together with two other government authorities, issued a circular requiring all Academic AST Institutions to complete registration as non-profit by the end of 2021, and all Academic AST Institutions shall, before completing such registration, suspend enrollment of students and charging fees.

On September 2, 2021, the NDRC, the MOE and the SAMR jointly promulgated a Circular on Strengthening the Supervision over Fees for After-School Tutoring on Academic Subjects in Compulsory Education Stage, which provides that fees charged for online and offline after-school tutoring on academic subjects in compulsory education are subject to government-guided prices determined by local education administrations. The circular further provides that by the end of June each year, after-school tutoring institutions shall file with the local education administration, development and reform administration and market regulation administration the enrollment brochures, fee standards, teacher qualifications and other materials, along with incomes, costs, profits, related-party transactions and policy implementation information for the previous year.

On September 9, 2021, the General Office of MOE and the General Office of the Ministry of Human Resources and Social Welfare jointly issued the Administrative Measures for Practitioners of the After-School Tutoring Institutions (for Trial Implementation), which set out a series of requirements for the after-school tutoring institutions with respect to their employed teachers, research staff and teaching assistants of Chinese nationality. Recruitment and employment of non-Chinese nationals shall comply with relevant applicable regulations of China. After-school tutoring institutions in violation of such requirements will be subject to rectification. If an after-school tutoring institution violates the requirements several times or violates several requirements, such after-school tutoring institution is prohibited from enrollment of students and shall not conduct tutoring activities during the rectification period; and if the after-school tutoring institution refuses to rectify within the time limit or if the violation is severe, its private school operating permit may be revoked by the local education administration.

On September 10, 2021, the MOE and five other authorities jointly issued the Notice on Effectively Carrying out Change from Record-filing to Approval of Existing Online Curriculum-subject Tutoring Institutions, which specifies the review and re-approval procedures of online Academic AST Institutions that have filed with the local education administration authorities required under the Alleviating Burden Opinion.

On November 3, 2021, the SAMR and seven other authorities jointly issued the Notice on Advertisement Control of the After-School Tutoring, which prohibits online and offline after-school advertisements targeting primary and secondary school (including kindergarten) students, regardless of academic subjects or non-academic subjects of the tutoring.

On October 21, 2021, the MOE and six other authorities jointly issued the Notice on Enhancing the Regulation of the Pre-Payment of Fees Collected by After-School Tutoring Institutions, which requires the thorough utilization of the Form of Service Contract for After-school Training Provided to Primary and Secondary School Students and prohibits infringements of students’ legal rights and interests by means of standard terms. The Notice provides, among others, that (i) it is forbidden to induce parents of primary and secondary school students to use installment loans to pay for tuition fees; (ii) tuition fees collected by an after-school tutoring institution shall not be collected in a lump sum for more than 60 course sessions when charged based on the number of classes, or for a course length of more than three months when charged based on the length of the course; and (iii) an after-school tutoring institution shall set up an escrow bank account for pre-payment tuition fees it collects and the bank will provide escrow services without charging from the after-school tutoring institution and students.

Intellectual Properties

Copyright and Software Registration

The SCNPC adopted the Copyright Law in 1990 and amended it in 2001, 2010 and 2020, respectively. The latest amended Copyright Law became effective from June 1, 2021. The Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. The Copyright Law also requires registration of a copyright pledge. To address the problem of copyright infringement related to the content posted or transmitted over the Internet, the National Copyright Administration and the MIIT jointly promulgated the Measures for Administrative Protection of Copyright Related to Internet on April 29, 2005. This measure became effective on May 30, 2005.

In order to further implement the Computer Software Protection Regulations promulgated by the State Council on December 20, 2001, and most recently amended on January 30, 2013 and taking into effect on March 1, 2013, the State Copyright Bureau issued the Computer Software Copyright Registration Procedures on February 20, 2002, which applies to software copyright registration, license contract registration and transfer contract registration. The National Copyright Administration of the PRC shall be the competent authority for the nationwide administration of software copyright registration and the Copyright Protection Center of China or the CPCC, is designated as the software registration authority. The CPCC shall grant registration certificates to the Computer Software Copyrights applicants which conforms to the provisions of both the Computer Software Copyright Registration Procedures and the Computer Software Protection Regulations (Revised in 2013).

Patents

The SCNPC adopted the Patent Law of the People’s Republic of China in 1984 and amended it in 1992, 2000, 2008 and 2020, respectively. A patentable invention, utility model or design must meet three conditions: novelty, inventiveness and practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Intellectual Property Office is responsible for receiving, examining and approving patent applications. A patent is valid for a twenty-year term for an invention and a ten-year term for a utility model or design, starting from the application date. Except under certain specific circumstances provided by law, any third party user must obtain consent or a proper license from the patent owner to use the patent, or else the use will constitute an infringement of the rights of the patent holder.

Domain Name

Pursuant to the Administrative Measures for Internet Domain Names, which was promulgated by the Ministry of Industry and Information Technology of the PRC on August 24, 2017 and became effective on November 1, 2017, domain names are registered on a “first-come, first-served” basis. The domain names registered or used by an organization or individual shall not contain any contents prohibited by laws and administrative regulations. A domain name registration applicant shall provide the domain name registration service agency with truthful, accurate and complete identity information on the domain name holder.

Trademark

Trademarks are protected by the PRC Trademark Law which was adopted in 1982 and subsequently amended in 1993, 2001, 2013 and 2019 as well as the Implementation Regulation of the PRC Trademark Law adopted by the State Council in 2002 and amended in 2014. The Trademark Office under the SAIC handles trademark registrations and grants a term of ten years to registered trademarks which may be renewed for consecutive ten-year periods upon request by the trademark owner. Trademark license agreements must be filed with the Trademark Office for record. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules, as amended, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is freely convertible to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, unless expressly exempted by laws and regulations, still require prior approval from SAFE, its local counterparts or designated banks for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside of the PRC. Payments for transactions that take place within the PRC must be made in RMB. Foreign currency revenues received by PRC companies may be repatriated into China or retained outside of China in accordance with requirements and terms specified by SAFE.

Dividend Distribution

Pursuant the FIL, foreign investors may, according to the present law, freely remit into or out of China, in RMB or any other foreign currency, their capital contributions, profits, capital gains, income from asset disposal, intellectual property royalties, lawfully acquired compensation, indemnity or liquidation income and so on within the territory of China. In addition, pursuant to the Company Law of PRC, a foreign invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until its cumulative total reserve funds reach 50% of its registered capital. These reserve funds, however, may not be distributed as cash dividends.

Foreign Exchange Registration of Overseas Investment by PRC Residents

SAFE Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Circular 37, issued by SAFE and effective in July 4, 2014, regulates foreign exchange matters in relation to the use of special purpose vehicles, or SPVs, by PRC residents or entities to seek offshore investment and financing and conduct round trip investment in China. Under Circular 37, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or entities for the purpose of seeking offshore financing or making offshore investment, using legitimate domestic or offshore assets or interests, while “round trip investment” refers to the direct investment in China by PRC residents or entities through SPVs, namely, establishing foreign-invested enterprises to obtain the ownership, control rights and management rights. Circular 37 requires that, before making contribution into an SPV, PRC residents or entities are required to complete foreign exchange registration with the SAFE or its local branch. SAFE Circular 37 further provides that option or share-based incentive tool holders of a non-listed SPV can exercise the options or share incentive tools to become a shareholder of such non-listed SPV, subject to registration with SAFE or its local branch.

PRC residents or entities who have contributed legitimate domestic or offshore interests or assets to SPVs but have yet to obtain SAFE registration before the implementation of Circular 37 shall register their ownership interests or control in such SPVs with SAFE or its local branch. An amendment to the registration is required if there is a material change in the SPV registered, such as any change of basic information (including change of such PRC residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. Failure to comply with the registration procedures set forth in Circular 37, or making misrepresentation on or failure to disclose controllers of foreign-invested enterprise that is established through round-trip investment, may result in restrictions on the foreign exchange activities of the relevant foreign-invested enterprises, including payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate, and the capital inflow from the offshore parent, and may also subject relevant PRC residents or entities to penalties under PRC foreign exchange administration regulations. On February 13, 2015, SAFE further promulgated the Circular on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Circular 13, which took effect on June 1, 2015 and partially abolished on December 30, 2019. This SAFE Circular 13 has amended SAFE Circular 37 by requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

Loans to and Direct Investment in the PRC Entities by Offshore Holding Companies

We are permitted under PRC laws and regulations as an offshore holding company to provide funding to the PRC operating entities through loans or capital contributions, subject to satisfaction of applicable government registration, approval and filing requirements.

In the event of subsequent changes in the capital of the FIE such as increase in capital, such FIE shall complete change registration formalities with competent administrations for market regulation, and change reporting formalities with competent administrations for commerce in accordance with relevant regulations, and registration change formalities shall also be completed with the competent administration of foreign exchange according to the Provisions on Foreign Exchange Control on Direct Investments in China by Foreign Investors.

Pursuant to the Provisional Measures on Administration of Foreign Debt or the Foreign Debt Measures, issued by the State Development Planning Commission (now the NDRC), Ministry of Finance and SAFE on January 8, 2003 and became effective on March 1, 2003, any loans provided by us to PRC operating entities in foreign currencies shall be classified as foreign debt under the Foreign Debt Measures. According to the Foreign Debt Measures, the sum of cumulative accrued amounts of medium-term to long-term foreign loans and balance amounts of short-term foreign loans taken by a foreign investment enterprise shall be limited to the difference between the total project investment amount approved by the government and the amount of registered capital. Foreign investment enterprises may take foreign loans freely within the scope of difference.

On January 12, 2017, the PBOC issued the Notice of People’s Bank of China on Matters Concerning Macro-prudential Management on All-round Cross-border Financing or the No.9 Notice, which improved the policy framework of the cross-border financing. The No.9 Notice clarifies the new calculation methods of the upper limit of the risk-weighted balance for all types of cross-border financing, in particular, the upper limit for risk-weighted balance for cross-border financing equals to the capital or the net assets multiplied by the leverage rate of cross-border financing and the macro-prudential adjustment parameters. In the case of PRC operating entities, the capital or the net assets is calculated at the net assets of each subsidiary, the leverage rate for cross-border financing for an enterprise is 2, and the macro-prudential adjustment parameter is 1 (the “All-Round Mode”). On March 11, 2020, the PBOC and SAFE promulgated the Circular on Adjusting the Macro-prudential Regulation Parameter for Full-covered Cross-border Financing, which provides that based on the current macro economy and international balance of payments, the macro-prudential regulation parameter as set forth in the Notice 9 is updated from 1 to 1.25. On January 7, 2021, the PBOC and SAFE issued a new circular which adjusted the macro-prudential regulation parameter from 1.25 to 1. Currently, the implementation of the foregoing methodologies in cross-border financing have not been formally determined by the PBOC and the SAFE. In the practice, it is still uncertain whether FIEs shall apply the Investment Difference Mode or the All-round Mode. Based on the current registered capital and total project investment amount, if we would provide funding to PRC operating entities through loans and use the Investment Difference Mode, PRC operating entities will be required to increase its registered capital and total project investment amount. Alternatively, if we choose to use the All-Round Mode, the amount of loans we can make to PRC operating entities as calculated according to the foregoing macro-prudential regulation parameter will not be more than 2 times of the net assets of such entities.

Moreover, as the debtors of cross-border financing, the PRC operating entities are also required to comply with certain registration formalities for execution of foreign debt contracts with the foreign exchange bureau at the locality within fifteen working days after signing the contracts according to the Notice of State Administration of Foreign Exchange on Promulgation of the Administrative Measures on Registration of Foreign Debt which was promulgated by the SAFE on April 48, 2013 and revised in May 2015.

Pursuant to the Circular of the National Development and Reform Commission on Promoting the Administrative Reform of the Record-filing and Registration System for the Issuance of Foreign Debts by Enterprises promulgated on September 14, 2015, or the Circular 2044, before the issuance of foreign debts, enterprises shall first apply to the National Development and Reform Commission for the handling of the record-filing and registration procedures and shall report the information on the issuance to NDRC within 10 working days of completion of each issuance. The term “foreign debts” shall mean yuan-denominated or foreign currency-denominated debt instruments with a maturity of one year or above which are issued overseas by domestic enterprises and their controlled overseas enterprises or branches and for which the principal and interest are repaid as agreed, including bonds issued overseas and long- and medium-term international commercial loans, etc. In February 2020, the NDRC circulated the Guide to the Registration of Foreign Debt Issued by Enterprises on its official website, according to which, domestic companies (and their controlled overseas companies or branches) who borrowed from foreign companies (including overseas shareholders) for more than one year need to apply to the NPRC.

PRC Enterprise Income Tax

On January 1, 2008, the PRC Enterprise Income Tax Law, or PRC EIT Law, took effect. The PRC EIT Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except where tax incentives are granted to special industries and projects. Enterprises qualified as “High and New Technology Enterprises” are entitled to a 15% enterprise income tax rate rather than the 25% uniform statutory tax rate. The preferential tax treatment continues as long as an enterprise can retain its “High and New Technology Enterprise” status. Under the PRC EIT Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the PRC EIT Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the PRC EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resided in the PRC: (i) senior management personnel and departments that are responsible for daily production, operation and management; (ii) financial and personnel decision making bodies; (iii) key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and (iv) half or more of the senior management or directors who have the voting rights.

PRC Value-added Tax (“VAT”)

Pursuant to the Provisional Regulations on Business Tax which was promulgated by the State Council in December 1993 and revised in November 2008, organizations and individuals engaging in provision of labor services stipulated in these regulations, transfer of intangible assets or sale of immovables in China shall be taxpayers of business tax and shall pay business tax and the applicable business rate for service industry is 5%. The Provisional Regulations on Business Tax was abolished in November 2017. In accordance with Circular on Comprehensively Promoting the Pilot Program of the Collection of Value-added Tax in Lieu of Business Tax (Caishui [2016] No. 36), which was promulgated on March 23, 2016 and came into effect on May 1, 2016 and has been partially abolished, upon approval of the State Council, the pilot program of the collection of value-added tax (the “VAT”) in lieu of business tax shall be promoted nationwide in a comprehensive manner starting from May 1, 2016, and all business tax payers engaged in the building industry, the real estate industry, the financial industry and the life service industry shall be included in the scope of the pilot program with regard to payment of value-added tax instead of business tax. For educational service income, the application VAT tax rate is 6% unless otherwise provided by the circular.

According to Provisional Regulations on Value-added Tax of the PRC or the VAT Regulations, which was promulgated by the State Council on December 13, 1993, came into effect on January 1, 1994, and was amended on November 10, 2008, February 6, 2016 and November 19, 2017, and The Detailed Rules for the Implementation of the Provisional Regulations of the People’s Republic of China on Value-added Tax (Revised in 2011), which was promulgated by the Ministry of Finance and was last amended on October 28, 2011 and came into effect on November 1, 2011, organizations and individuals engaging in sale of goods or processing, repair and assembly services, sale of services, intangible assets, immovables and importation of goods in the PRC shall be taxpayers of VAT, and shall pay VAT pursuant to these Regulations. The amount of VAT payable is calculated as “output VAT” minus “input VAT.” Pursuant to the VAT Regulations, the rate of VAT is 17% for those engaging in the sale of goods or labor services or tangible personal property leasing services or importation of goods except as otherwise provided by the VAT Regulations. The tax rate of VAT is 11% for the sales of the service of transportation, posting, basic telecommunications, construction and leasing real estate, the sale of real estate and the transfer of land use right, or sell or import the goods listed in the VAT Regulations.

On April 4, 2018, MOF and SAT jointly promulgated the Circular of the Ministry of Finance and the State Administration of Taxation on Adjustment of Value-Added Tax Rates, or Circular 32, according to which for VAT taxable sales acts or importation of goods originally subject to value-added tax rates of 17% and 11% respectively, such tax rates shall be adjusted to 16% and 10%, respectively. Circular 32 became effective on May 1, 2018 and shall supersede existing provisions which are inconsistent with Circular 32. On March 20, 2019, MOF, SAT and GAC jointly promulgated the Announcement on Policies for Deepening the VAT Reform, or Circular 39, according to which for general VAT payers’ sales activities or imports that are subject to VAT at an existing applicable rate of 16% or 10%, the applicable VAT rate is adjusted to 13% or 9% respectively. This Announcement came into force on April 1, 2019.

Dividend Withholding Tax

Pursuant to the Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Tax on Income or the Double Tax Avoidance Arrangement, and other applicable mainland Chinese laws, if a Hong Kong resident enterprise is determined by the competent tax authority in mainland China to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a mainland China resident enterprise may be reduced to 5% upon receiving approval from in-charge tax authority. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, or the Notice No. 81, issued on February 20, 2009 by the SAT, if the relevant Chinese tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such Chinese tax authorities may adjust the preferential tax treatment. Based on Notice of the State Administration of Taxation on How to Understand and Determine the “Beneficial Owners” in Tax Agreements, or the Notice No. 601, issued on October 27, 2009 by the SAT, conduit companies, which are established for the purpose of evading or reducing tax, or transferring or accumulating profits, shall not be recognized as beneficial owners and thus are not entitled to the above-mentioned reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. On February 3, 2018, the SAT issued the Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, or the Circular 9, which became effective on April 1, 2018 and the Notice 601 was repealed simultaneously. The Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties stipulates issues relating to determination of “beneficial owner” status in clauses of tax treaties on dividends, interest and royalties.

Accordingly, Edeshler HK may be able to benefit from the 5% withholding tax rate for the dividends it receives from Fengyuan Beijing, if it satisfies the conditions prescribed under the Notice No. 81 and other relevant tax rules and regulations. However, if the relevant tax authorities consider the transactions or arrangements we have are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future.

Employment and Social Insurance

We are subject to laws and regulations governing our relationship with our employees, including wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. The compliance with these laws and regulations may require substantial resources.

Pursuant to the PRC Labor Law effective from January 1, 1995 (as amended on December 29, 2018) and the PRC Labor Contract Law effective as of January 1, 2008 (as amended on December 28, 2012), a written labor contract shall be executed by employer and an employee when the employment relationship is established, and an employer is under an obligation to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must have an unlimited term, with certain exceptions. The employer must also pay severance to an employee in nearly all instances where a labor contract, including a contract with an unlimited term, is terminated or expires. All employers must compensate their employees equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with appropriate workplace safety training. In addition, the government has continued to introduce various new labor-related regulations after the Labor Contract Law. Among other things, new annual leave requirements mandate that annual leave ranging from 5 to 15 days is available to nearly all employees and further require that the employer compensate an employee for any annual leave days the employee is unable to take in the amount of three times his daily salary, subject to certain exceptions. Moreover, all PRC enterprises are generally required to implement a standard working time system of eight hours a day and forty hours a week, and if the implementation of such standard working time system is not appropriate due to the nature of the job or the characteristics of business operation, the enterprise may implement a flexible working time system or comprehensive working time system after obtaining approvals from the relevant authorities. In addition, employers in China are obliged to pay contributions to the social insurance plan and the housing fund plan for their employees, and such contribution amount payable shall be calculated based on the employee actual salary in accordance with the relevant regulations.

M&A Rules and Overseas Listing

The Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, were jointly adopted by six PRC regulatory authorities, including China Securities Regulatory Commission, or CSRC, on August 8, 2006 and became effective as of September 8, 2006, and were later amended on June 22, 2009. The M&A Rules require that a foreign investor is required to obtain necessary approvals when (1) a foreign investor acquires equity in a domestic non-foreign invested enterprise thereby converting it into a foreign-invested enterprise, or subscribes for new equity in a domestic enterprise via an increase of registered capital thereby converting it into a foreign-invested enterprise; or (2) a foreign investor establishes a foreign-invested enterprise which purchases and operates the assets of a domestic enterprise, or which purchases the assets of a domestic enterprise and injects those assets to establish a foreign-invested enterprise. According to Article 11 of the M&A Rules, where a domestic company or enterprise, or a domestic natural person, through an overseas company established or controlled by it/him/her, acquires a domestic company which is affiliated with it/him/her, an approval from the MOFCOM is required.

This M&A Rules purport to require, among other things, offshore SPVs, formed for listing purposes through acquisition of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. We believe that CSRC approval is not required as we are not a special purpose vehicle formed for listing purpose through acquisition of domestic companies that are controlled by our PRC individual shareholders, as we acquired contractual control rather than equity interests in the VIE.

However, we cannot assure you that the relevant PRC government authority, including the CSRC, would reach the same conclusion as we do. If the CSRC or other PRC regulatory authority subsequently determines that we need to obtain the CSRC’s approval or if CSRC or any other PRC government authorities will promulgate any interpretation or implementing rules before the Share Exchange that would require CSRC or other governmental approvals for the Share Exchange, we may face sanctions by the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on the VIE’s operations in the PRC, limit VIE’s operating privileges in the PRC, delay or restrict the repatriation of the proceeds from any future offerings into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as the trading price of our shares.

Available Information

Our website address is https://www.zhuoxuncn.com/. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available on our website at https://www.zhuoxuncn.com/sec.html. However, we will make available, such reports and information filed or furnished by us with the SEC, by electronic copies free of charge upon request. In addition, while we are not required to provide an annual report our stockholders, our consolidated financial statements on our Annual Report on Form 10-K contains financial information that has been examined and reported on, with an opinion expressed by an independent public accountant, WWC, P.C., and are provided to our stockholders free of charge upon request.

Information contained in, or accessible through, the websites referred to in this Annual Report on Form 10-K is not incorporated into this filing. Further, our references to website addresses are only as inactive textual references.

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

However, on the other hand, this could be a good opportunity for our online educational services. Because students are not allowed to go to school while there are still new cases of COVID-19, they have more time to study at home. Thus, there is a bigger possibility that they will use our online courses and other online educational services.

We depend on the education industry for a significant portion of our revenues.

Our revenues could seriously decrease if there were adverse developments in the education industry. Our near-term and long-term prospects depend upon selling our educational services. Our success is highly dependent on the sales and marketing expenditures of our local distributors and our ability to attract these expenditures. Some of the adverse developments in the education industry that could affect our revenues would be:

●	A reduction in sales and marketing expenditures of educational services;

●	Public or private market initiatives or reforms designed to regulate the manner in which educational enterprises promote their products;

●	Regulatory or legislative developments that discourage or prohibit private enterprises’ activities in educational industry;

●	A decrease in the number of new courses being developed; or

●	The adoption of current legislative and regulatory proposals to control educational costs for families.

We face intense competition from education and training services companies, and, if we are unable to compete effectively, we may lose customers and our revenues may decline.

The market for educational services is highly competitive and we expect competition to persist and intensify. We believe that the principal competitive factors in our markets are industry expertise, breadth and depth of service offerings, quality of the services offered, reputation and track record, marketing and selling skills, scalability of infrastructure and price. In addition, the trend towards offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. Our ability to compete also depends in part on a number of factors beyond our control, including the ability of our competitors to recruit, train, develop and retain highly skilled professionals, the price at which our competitors offer comparable services and our competitors’ responsiveness to client needs. Therefore, we cannot assure you that we will be able to retain our customers while competing against such competitors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could harm our business, financial condition and results of operations.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executive and key personnel in the future, in which case our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected. If any of our senior executives or key personnel joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key professionals and staff members to them. Also, if any of our distributors, who generally keep a close relationship with our customers, joins a competitor or forms a competing company, we may lose customers, and our revenues may be materially and adversely affected.

Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel. Most of our executives and key personnel have entered into employment agreements with us that contain non-competition provisions, non-solicitation and nondisclosure covenants. However, if any dispute arises between our executive officers and key personnel and us, such non-competition, non-solicitation and our future success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executive and key personnel in the future, in which case our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected. If any of our senior executives or key personnel joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key professionals and staff members to them. Also, if any of our business development managers, who generally keep a close relationship with our customers, joins a competitor or forms a competing company, we may lose customers, and our revenues may be materially and adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel. Most of our executives and key personnel have entered into employment agreements with us that contain non-competition provisions, non-solicitation and nondisclosure covenants. However, if any dispute arises between our executive officers and key personnel and us, such non-competition, non-solicitation and non-disclosure provisions might not provide effective protection to us, especially in China, where most of these executive officers and key employees reside, in light of the uncertainties with China’s legal system.

If we fail to provide high-quality and reliable content, we may not be able to attract and retain users to remain competitive.

Our success depends on our ability to maintain and grow user engagement on our platform. To attract and retain users and compete against our competitors, we must continue to offer high-quality and reliable content to provide our users with a superior educational experience. To this end, we must continue to produce original content and source new professional and user-generated content. Given that we operate in a rapidly evolving industry, we need to anticipate industry changes and respond to such changes timely and effectively. If we fail to continue to offer high-quality and reliable content to our users, we may suffer from reduced user traffic and engagement, and our business, financial condition and results of operations may be materially and adversely affected.

In addition to content generated by our users and content partners, we rely on our research and development team to create original content and to edit, manage, and supervise the original content origination and production process, and we intend to continue to invest resources in content production. We face competition for qualified personnel in a limited pool of high-quality creative talent. If we are not able to compete effectively for talents or attract and retain top talents at reasonable costs, our original content production capabilities would be negatively impacted. Any deterioration in our in-house content production capability, inability to attract creative talents at reasonable costs or losses in personnel may materially and adversely affect our business and operating results.

We expect competition to increase significantly in the future which could reduce our revenues, potential profits and overall market share.

The market for traditional and online education is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from certain actual and potential competitors, both onsite and online, many of which have longer operating histories, greater brand name recognition, larger user bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that educational services maintained by our existing and potential competitors will not be perceived by the education community as being superior to ours.

We may be subject to various approvals, licenses, permits, registrations and filings for our education services in the PRC in the future if our interpretation and understanding of the laws and regulations are incorrect or the laws or regulations change significantly.

Pursuant to PRC law, to establish and operate a school, it requires a private school operation permit from the local education bureau and registration with the local civil affairs bureau to obtain a certificate of registration for a privately operated non-enterprise entity for not-for-profit private schools, or registration with the local administration for industry and commerce for for-profit private schools. However, Zhuoxun Beijing’s activities qualify as cultural communication or education consulting under PRC law, and does not qualify as private education under the PRC Education Law and relevant regulations, and therefore we believe it is not required to make such filings or obtain such permits with the education or human resources and social security regulators in PRC.

However, given the significant amount of discretion the local PRC authorities may have in interpreting, implementing and enforcing relevant rules and regulations, as well as other factors beyond our control, if our interpretation and understanding of the laws and regulations are incorrect or the laws or regulations change significantly, we may be required to obtain and maintain various approvals, licenses and permits and to fulfill registration and filing requirements in order to conduct our business. While we intend to use our best efforts to obtain all requisite permits and complete all necessary filings, renewals and registrations on a timely basis if we are required to do so in the future, we cannot assure you that we will be able to obtain all required permits. If we fail to receive any required permit, if applicable, in a timely manner or obtain or renew any permits and certificates, we may be subject to fines, confiscation of the gains derived from our noncompliant operations, suspension of our non-compliant operations, compensation payments for any economic loss suffered by our students or other relevant parties, which may materially and adversely affect our business, financial condition and results of operations.

We may be unable to adequately develop our systems, processes and support in a manner that will enable us to meet the demand for our services.

We have initiated our online operations in the recent several years and are developing our ability to provide our courses and education systems on a transactional basis over the Internet. Our future success will depend on our ability to develop the infrastructure effectively, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. In the event we are not successful in developing the necessary systems and implementing the necessary services on a timely basis, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.

We may lose business if we are unable to keep up with rapid technological or other changes.

If we are unable to keep up with changing technology and other factors related to our market, we may be unable to attract and retain users and advertisers, which would reduce our revenues. The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new service and product announcements and changing consumer demands. Our future success will depend on our ability to adapt to these changes and to continuously improve the performance, features and reliability of our service in response to competitive services and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure, which might impact our ability to become or remain profitable.

The growth and success of our business depends on our ability to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and in the industries we focus on.

The market for our services is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. Our future growth and success depend significantly on our ability to anticipate developments in educational services, and develop and offer new product and service lines to meet our customers’ and end-users’ evolving needs. We may not be successful in anticipating or responding to these developments in a timely manner, or if we do respond, the services or technologies we develop may not be successful in the marketplace. The development of some of the services and technologies may involve significant upfront investments and the failure of these services and technologies may result in our being unable to recover these investments, in part or in full. Further, services or technologies that are developed by our competitors may render our services uncompetitive or obsolete. In addition, new technologies may be developed that allow our customers to more cost-effectively perform the services that we provide, thereby reducing demand for our services. Should we fail to adapt to the rapidly changing educational services market or if we fail to develop suitable services to meet the evolving and increasingly sophisticated requirements of our customers in a timely manner, our business and results of operations could be materially and adversely affected.

If we do not succeed in attracting new customers for our services or growing revenues from existing customers, we may not achieve our revenue growth goals.

We plan to significantly expand the number of customers we serve to diversify our client base and grow our revenues. Obtaining new customers is important for us to achieve rapid revenue growth. We also plan to grow revenues from our existing customers by identifying and selling additional services to them. Our ability to attract new customers, as well as our ability to grow revenues from existing customers, depends on a number of factors, including our ability to offer high quality services at competitive prices, the strength of our competitors and the capabilities of our sales and marketing teams. If we are not able to continue to attract new customers or to grow revenues from our existing customers in the future, we may not be able to grow our revenues as quickly as we anticipate or at all.

As a result of our significant recent growth, evaluating our business and prospects may be difficult and our past results may not be indicative of our future performance.

Our future success depends on our ability to significantly increase revenue and maintain profitability from our operations. Our business has grown and evolved significantly in recent years. Our growth in recent years makes it difficult to evaluate our historical performance and make a period-to-period comparison of our historical operating results less meaningful. We may not be able to achieve a similar growth rate or maintain profitability in future periods. Therefore, you should not rely on our past results or our historic rate of growth as an indication of our future performance. You should consider our future prospects in light of the risks and challenges encountered by a company seeking to grow and expand in a competitive industry that is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. These risks and challenges include, among others:

●	The uncertainties associated with our ability to continue our growth and maintain profitability;

●	Preserving our competitive position in the educational industry in China;

●	Offering consistent and high-quality educational services to retain and attract customers;

●	Implementing our strategy and modifying it from it from time to time to respond effectively to competition and changes in client preferences;

●	Managing our expanding operations and successfully expanding our solution and service offerings;

●	Responding in a timely manner to technological or other changes in the educational industry;

●	Recruiting, training, developing and retaining qualified managerial and other personnel.

If we are unsuccessful in addressing any of these risks or challenges, our business may be materially and adversely affected.

Our profitability will suffer if we are not able to maintain our resource utilization levels or continue to improve our productivity levels.

Our gross margin and profitability are significantly impacted by our utilization of human resources as well as other resources, such as computers, IT infrastructure and office space, and our ability to increase our productivity levels. We may face difficulties maintaining high levels of utilization, especially for our newly established businesses and resources. The framework agreements with some of our customers typically do not impose a minimum or maximum purchase amount and allow our customers to place service orders from time to time at their discretion. Customers demand is varied and it may fall to zero or surge to a level that we cannot cost-effectively satisfy. Although we try to use all commercially reasonable efforts to accurately estimate service orders and resource requirements from our customers, we may overestimate or underestimate, which may result in unexpected cost and strain or redundancy of our human capital and adversely effects on our utilization ability. Our ability to continually increase our productivity levels depends significantly on our ability to recruit, train, develop and retain high-performing professionals, staff projects appropriately and optimize our mix of services and delivery methods. If we experience a slowdown or stoppage of work for any client or on any project for which we have dedicated professionals or facilities, we may not be able to efficiently reallocate these professionals and facilities to other customers and projects to keep their high utilization and productivity levels. If we are not able to maintain high resource utilization levels without corresponding cost reductions or price increases, our profitability will suffer.

Increases in wages for professionals in China could prevent us from sustaining our competitive advantage and could reduce our profit margins.

Part of our most significant costs are the salaries and other compensation expenses for our educational professionals and other employees. Because of rapid economic growth, increased productivity levels, and increased competition for skilled employees and consultants in China, wages for highly skilled employees in China, in particular middle- and senior-level managers, are increasing at a faster rate than in the past. We may need to increase the levels of employee and consultant compensation more rapidly than in the past to remain competitive in retaining the quality and attracting number of employees that our business requires. Increases in the wages and other compensation we pay our employees and consultants in China could reduce our competitive advantage unless we are able to increase the efficiency and productivity of our professionals as well as the prices we can charge for our services. In addition, any appreciation in the value of the Renminbi relative to U.S. dollar will cause an increase in the relative wage levels in China, which could further reduce our competitive advantage and adversely impact our profit margin.

We must continue to upgrade our technology infrastructure, or we will be unable to effectively meet demand for our services.

We must continue to add hardware and enhance software to accommodate the increasing content in our courses. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services could be difficult to forecast and the potential audience of our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage current and potential end users and reduce future revenues.

Our data and web server systems may negatively interrupt in working or work improperly due to natural disasters, failure of third-party services and other unexpected problems.

We use Alibaba Cloud for our data which is backed-up on regular basis and one on-site local server used for data backup and simulation test. When unlikely, an unexpected event like a power or telecommunications outage, fire, flood or earthquake at our Internet service providers’ facilities and at our on-site data facility could cause the loss of certain data which is not backed-up and interrupt with our services. Currently we don’t have any business interruption insurance to compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our Web server and network systems and connect us to the Internet. The failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems.

Our computer networks may be vulnerable to security risks that could disrupt our services and adversely affect our results of operations.

Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems caused by unauthorized access to, or improper use of, systems by third parties or employees. A hacker who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we intend to continue to implement security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through our computer systems. Actual or perceived concerns that our systems may be vulnerable to such attacks or disruptions may deter our customers from using our platforms or services. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Data networks are also vulnerable to attacks, unauthorized access and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information. It is possible that, despite existing safeguards, an employee could misappropriate our customers’ proprietary information or data, exposing us to a risk of loss or litigation and possible liability. Losses or liabilities that are incurred as a result of any of the foregoing could have a material adverse effect on our business.

We may lose users and lose revenues if our cyber security measures fail.

If the security measures that we use to protect personal information are ineffective, we may lose users of our services, which could reduce our revenues. We rely on security and authentication technology licensed from third parties. We cannot predict whether these security measures could be circumvented by new technological developments. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure you that we can prevent all cyber security breaches.

Our future growth depends significantly on the strength of our brand and reputation. Any failure to maintain and enhance, or any damage to, our brand image or reputation could materially and adversely affect our business, results of operations, financial condition and prospects.

Our reputation and brand recognition, which depend on cultivating awareness, trust and confidence among our current or potential users, is critical to the success of our business. We believe a well-recognized brand is crucial to increasing our user base and, in turn, facilitating our effort to monetize our services and enhancing our attractiveness to our users and service providers. As we are growing to be known in family education in China, our reputation and brand are vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits and other claims in the ordinary course of our business, perceptions of conflicts of interest and rumors, including complaints made by our competitors, among other things, could substantially damage our reputation, even if they are baseless or satisfactorily addressed.

In addition, any perception that the quality of our educational services may not be the same as or better than that of other platforms of educational services can damage our reputation. Any negative media publicity about any of the services available on our platform or product or service quality problems at other educational services platforms, including at our competitors, may also negatively impact our reputation and brand. Negative perceptions of educational services, or the industry in general, may reduce the number of users coming to our platform and the number of transactions conducted through our platform, which would adversely impact our revenues and liquidity position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could cause a loss of customers, reduce our revenues and harm our competitive position.

We rely on a combination of copyright, trademark, software registration, anti-unfair competition and trade secret laws, as well as confidentiality agreements and other methods to protect our intellectual property rights. To protect our trade secrets and other proprietary information, employees, consultants and collaborators are required to enter into confidentiality agreements or other relevant agreements which include confidentiality provisions therein. These agreements might not provide effective protection for the trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Implementation of intellectual property-related laws in China has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as those in the United States or other developed countries, and infringement of intellectual property rights continues to pose a serious risk of doing business in China. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may be inadequate to prevent the misappropriation of our proprietary technology. Unauthorized copying, other misappropriation, or negligent or accidental leakage of our proprietary technologies could enable third parties to benefit from our technologies without obtaining our consent or paying us for doing so, which could harm our business and competitive position. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

We may face intellectual property infringement claims that could be time-consuming and costly to defend. If we fail to defend ourselves against such claims, we may lose significant intellectual property rights and may be unable to continue providing our existing services.

Our success largely depends on our ability to use and develop our technology and services without infringing the intellectual property rights of third parties, including copyrights, trade secrets and trademarks. We may be subject to risk related to potential infringement claims of the copyrights, as the copyrights of some of our educational courses developed by us. For example, pursuant to the Copyright Law of the PRC, providing the public with works by wired or wireless means, so as to make the public able to respectively obtain the works at the individually selected time and place, without permission from the owner of the copyrights therein shall constitute infringements of copyrights. The infringer shall, according to the circumstances of the case, undertake to cease the infringement, take remedial action, and offer an apology, pay damages, etc. We may be subject to litigation involving claims of violation of other intellectual property rights of third parties. We may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims against us. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. We are subject to additional risks as a result of our hiring of new employees who may misappropriate intellectual property from their former employers. Parties making infringement claims may be able to obtain an injunction to prevent us from delivering our services or using technology involving the allegedly infringing intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. A successful infringement claim against us, whether with or without merit, could, among others things, require us to pay substantial damages, develop non-infringing technology, or re-brand our name or enter into royalty or license agreements that may not be available on acceptable terms, if at all, and cease making, licensing or using products that have infringed a third party’s intellectual property rights. Protracted litigation could also result in existing or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation, or could require us to indemnify our customers against infringement claims in certain instances. Any intellectual property claim or litigation in this area, whether we ultimately win or lose, could damage our reputation and have a material adverse effect on our business, results of operations or financial condition.

Disruptions in telecommunications or significant failure in our IT systems could harm our service, which could result in a reduction of our revenue.

A significant element of our business strategy is to continue to leverage and expand our branches strategically located in China. We believe that the use of a strategically located network of branches will provide us with cost advantages, the ability to attract highly skilled personnel in various regions of the country and the world, and the ability to serve customers on a regional and global basis. Part of our service model is to maintain active voice and data communications, financial control, accounting, customer service and other data processing systems between our main offices in Beijing, our customers’ locations, and our other branches and support facilities. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these IT or communication systems, which could be caused by, among other things, software malfunction, computer virus attacks, conversion errors due to system upgrading, damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Loss of all or part of the systems for a period of time could hinder our performance or our ability to complete client projects on time which, in turn, could lead to a reduction of our revenue or otherwise have a material adverse effect on our business and business reputation. We may also be liable to our customers for breach of contract for interruptions in service.

We may need additional capital and any failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

We believe that our current cash and cash flow from operations should be sufficient to meet our anticipated cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

●	Investors’ perception of, and demand for, securities of technology services outsourcing companies;

●	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

●	Our future results of operations and financial condition;

●	PRC government regulation of foreign investment in China;

●	Economic, political and other conditions in China; and

●	PRC government policies relating to the borrowing and remittance outside China of foreign currency.

Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our product and service offerings to respond to market demand or competitive challenges.

We may incur losses resulting from business interruptions resulting from occurrence of natural disasters, health epidemics and other outbreaks or events.

Our operational facilities may be damaged in natural disasters such as earthquakes, floods, heavy rains, sand storms, tsunamis and cyclones, or other events such as fires. Such natural disasters or other events may lead to disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our provision of outsourcing services could damage our relationships with our customers and may cause us to incur substantial additional expenses to repair or replace damaged equipment or facilities. We may also be liable to our customers for disruption in service resulting from such damage or destruction. Prolonged disruption of our services as a result of natural disasters or other events may also entitle our customers to terminate their contracts with us. We currently do not have insurance against business interruptions.

Fluctuation in the value of the Renminbi and other currencies may have a material adverse effect on the value of your investment.

Our financial statements are expressed in U.S. dollars. However, a majority of our revenues and expenses are denominated in Renminbi (RMB). Our exposure to foreign exchange risk primarily relates to the limited cash denominated in currencies other than the functional currencies of each entity. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. However, the value of your investment in our Common Stock will be affected by the foreign exchange rate between U.S. dollars and RMB because the primary value of our business is effectively denominated in RMB, while our Common Stock will be traded in U.S. dollars.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rate and achieve certain exchange rate targets, and through such intervention kept the U.S. dollar-RMB exchange rate relatively stable.

As we may rely on dividends paid to us by the PRC operating entities, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of any dividends payable on our Common Stock in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from any future offerings into for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our Common Stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Furthermore, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign exchange losses in the future. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert into foreign currencies.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

Changes in the value of the RMB against the U.S. dollar, euro and other foreign currencies are affected by, among other things, changes in China political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in the U.S. dollar terms. For example, to the extent that we need to convert U.S. dollar we receive from any future offerings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollar for the purpose of paying dividends on our Common Stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Since July 2005, the RMB is no longer pegged to the U.S. dollar, although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

In connection with audits of our financial statements for the fiscal years ended September 30, 2022 and 2021, our management identified a few material weaknesses in the design and operation of our internal controls:

(1)	Inadequate income and cost verification process by the financial department: This weakness increases the risk of revenue recognition errors and potential fraud.

(2)	Ineffective inventory management: This weakness increases the risk of errors in inventory valuation and potential misappropriation of assets.

(3)	Taxation discrepancies: The discrepancy between the declared tax revenue amount and the actual revenue amount increases the risk of penalties for late payment and potential non-compliance with tax regulations.

(4)	Lack of an effective control environment: The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the Company performs risk management, financial analysis, accounting, and financial reporting. The Company did not maintain an effective control environment primarily attributable to the following identified material weaknesses:

-	The Company’s management does not demonstrate a strong commitment to internal controls, and there is a lack of accountability for control deficiencies.

-	There is a risk of management override and inadequate segregation of duties due to the dual role of the major shareholder as both CEO and CFO. This arrangement grants one individual total authority and control over financial decisions and transactions.

-	Ineffective control environment to provide employees with sufficient training on internal control procedures, and there is a lack of communication regarding the importance of internal controls within the Company. This resulted in communication failures of relevant facts necessary for the accounting group to properly conclude on transactions which led to doubtful accounting treatment of certain revenue transactions.

-	The Company did not have sufficient personnel with an appropriate level of knowledge, experience, and training commensurate with the complexity of the transactions and the financial reporting requirements.

(5)	We did not hold any formal board meetings or shareholders meetings during the last fiscal year;

(6)	We do not have an audit committee.

As defined under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In addition, in order to address the material weakness in internal control over financial reporting of the Company, we have: (a) hired an experienced outside consultant with adequate experience with US GAAP and the SEC reporting and compliance requirements. (b) continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer; (c) continued our efforts to set up the internal audit department, and enhance the effectiveness of the internal control system; and (d) continued our efforts to implement necessary review and controls at related levels and all important documents and contracts will be submitted to the office of its chief executive officer for retention.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We cannot be certain that these measures will successfully remediate the material weakness or that other material weaknesses will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our Common Stock to decline. In addition, it could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our securities. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods. Because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.

If major mobile application distribution channels change their standard terms and conditions in a manner that is detrimental to us, or suspend or terminate their existing relationship with us, our business, financial condition and results of operations may be materially and adversely affected.

We currently cooperate of Apple’s app store and major PRC-based Android app store to distribute the Wisdom Lighthouse App to users. As such, the promotion, distribution and operation of our application are subject to such distribution platforms’ standard terms and policies for application developers, which are subject to the interpretation of, and frequent changes by, these distribution channels. If these third-party distribution platforms change their terms and conditions in a manner that is detrimental to us, or refuse to distribute our application, or if any other major distribution channel with which we would like to seek collaboration refuses to collaborate with us in the future on commercially favorable terms, our business, financial condition and results of operations may be materially and adversely affected.

The Internet is subject to many legal uncertainties and potential government regulations that may decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our financial results or prospects.

Any new law or regulation pertaining to the Internet or online publication, or the application or interpretation of existing laws, could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our financial results and prospects.

New laws and regulations or the application or interpretation of existing laws and regulations pertaining to the Internet or online publication may be adopted by PRC regulatory authorities in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. For example, due to the ambiguity of the definition of “online publishing service,” the online distribution of content, including our online services, the courseware or audio-visual contents uploaded by the users in Wisdom Lighthouse App, through our mobile application, may be regarded as “online publishing service” and therefore we may be required to obtain an Online Publishing License in the future.

Our future growth depends on the further acceptance of the Internet and particularly the mobile Internet as an effective platform for assessing educational services.

While the Internet and the mobile Internet have gained increased popularity in China as platforms for online educational resources sharing in recent years, many users have limited experience in accessing educational information online. For example, users may not consider online content to be reliable sources of information. If we fail to educate users about the value of our content, our platform and our services, our growth may be limited and our business, financial performance and prospects may be materially and adversely affected. The further acceptance of the internet and the mobile internet as an effective and efficient platform for information sharing and training content is also affected by factors beyond our control, including negative publicity around online educational services and potential restrictive regulatory measures taken by the PRC government. If online and mobile networks do not achieve adequate acceptance in the market, our growth prospects, results of operations and financial condition could be harmed.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities and may intervene or influence our operations at any time, which could result in a material change in our operations and the value of our Common Stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Zhouxun Beijing’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require us to materially change our operating activities or divest ourselves of any interests we hold in Chinese assets. Zhouxun Beijing’s business may be subject to various government and regulatory interference in the provinces in which we operate. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Zhouxun Beijing’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies. As of the date of this Annual Report, we or the VIE have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Central Committee of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

On November 14, 2021, the CAC released the Regulations on the Network Data Security Management (Draft for Comments), or the Data Security Management Regulations Draft, to solicit public opinion and comments. Pursuant to the Data Security Management Regulations Draft, data processor holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. According to the latest amended Cybersecurity Review Measures, which was promulgated on December 28, 2021 and became effective on February 15, 2022, and replaced the Cybersecurity Review Measures promulgated on April 13, 2020, online platform operator holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Since the Cybersecurity Review Measures is new, the implementation and interpretation thereof is not yet clear. As of the date of this Annual Report, we have not been informed by any PRC governmental authority of any requirement that we file for review under the measure.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which took effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On July 7, 2022, the CAC promulgated the Outbound Data Transfer Security Assessment Measures, which became effective on September 1, 2022. According to the Outbound Data Transfer Security Assessment Measures, to provide data abroad under any of the following circumstances, a data processor shall declare security assessment for its outbound data transfer to the CAC through the local cyberspace administration at the provincial level: (i) where the data processor will provide important data abroad; (ii) where CIIO or the data processor processing the personal information of more than one million individuals will provide personal information abroad; (iii) where the data processor who has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total abroad since January 1 of the previous year, will provide personal information abroad; and (iv) other circumstances where the security assessment is required as prescribed by the CAC. Prior to declaring security assessment for outbound data transfer, the data processor shall conduct self-assessment on the risks of the outbound data transfer. For outbound data transfers that have been carried out before the effectiveness of the Outbound Data Transfer Security Assessment Measures, if it is not in compliance with these measures, rectification shall be completed within six months starting from September 1, 2022.

As of September 30, 2022, we have not received any penalty, investigation or warning with respect to the VIE’s business operation from the CAC, nor have we received any notice or instructions from the CAC requiring us or the VIE to declare a security assessment. Furthermore, as of September 30, 2022, implementation rules for the rectification requirements have not been issued and we have not started rectifications. We will continually monitor our compliance status in accordance with the latest developments in applicable regulatory requirements. If it is determined in the future that we are required to declare a security assessment, it is uncertain whether we can or how long it will take us to complete such declaration or rectification.

We also face risks relating to our previous corporate structure. If the PRC government deems that our VIE Agreements with the VIE domiciled in China did not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change or are interpreted differently in the future, we could be subject to severe penalties retroactively.

RISKS RELATING TO OUR SECURITIES

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

Because of our lack of operations and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the current lack of substantial development. We have only generated modest revenues to date, and there is little likelihood that we will realize any significant profits in the short term. Since we are still a development stage company, we will have to raise monies for our operations through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional shares of Common Stock that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of preferred and/or Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any shares of Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock may have the effect of diluting the value of the Common Stock held by our investors, and might have an adverse effect on any trading market for our Common Stock.

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our Common Stock is subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our Common Stock, when and if a trading market develops, may fall within the definition of “penny stock” and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the Common Stock and may severely and adversely affect the ability of broker-dealers to sell the Common Stock.

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Our common stock is quoted on the OTC marketplace operated by the OTC Markets Group, Inc. Because we are not current in our annual and quarterly reports pursuant to Section 13 and 15(d) of the Exchange Act (the “Reporting Obligations”), our common stock has been transferred from OTC Pink to OTC “Expert Market”, which has been associated with very little trading activity and a decrease in the share price. As such, it can only be traded between brokers and no quote is published. We cannot provide any assurance that the trading volume or price will increase if we become current in our Reporting Obligations and are quoted on the OTC Pink tier in the future. Not being listed on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

Because we do not intend to pay any dividends on our shares, investors seeking dividend income or liquidity should not purchase our shares.

We have not declared or paid any dividends on our shares since inception, and do not anticipate paying any such dividends for the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any Common Stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to promote our applications and develop new applications and add-on features to our existing applications; accordingly, we do not anticipate the declaration of any dividends for Common Stock in the foreseeable future. Investors seeking dividend income or liquidity should not invest in our shares.

Because we can issue additional shares, purchasers of our shares may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 20,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. The board of directors of our company has the authority to cause us to issue additional shares of Common Stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Our Common Stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our Common Stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our Common Stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our Common Stock; and (ix) general stock market price and volume fluctuations of publicly trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our Common Stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our Common Stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our Common Stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently quoted on the OTC Expert Market and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

RISKS RELATING TO OUR CORPORATE STRUCTURE

We rely on VIE Agreements with the VIE and the shareholders of the VIE to consolidate the financial results of the PRC operating entities. We do not have an equity ownership in, direct foreign investment in, or control of, through such ownership or investment, the VIE.

We have relied and expect to continue to rely on the VIE Agreements with the VIE to consolidate the financial results of the PRC operating entities. For a description of these contractual arrangements, see “Item 1 - Organizational Structure.” We do not have an equity ownership in, direct foreign investment in, or control of, through such ownership or investment, the VIE.

If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current Contractual Arrangements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to consolidate financial results of the VIE. The shareholders of the VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to consolidate the financial results of the PRC operating entities through the VIE Agreementswith the VIE. Although we have the right to replace any shareholder of the VIE under the Contractual Arrangements, if any shareholder of the VIE is uncooperative or any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC laws and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. See “Risk Factors — Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” Therefore, we do not have an equity ownership in, direct foreign investment in, or control of, through such ownership or investment, the VIE.

Any failure by the VIE or its shareholders to perform their obligations under our VIE Agreements with them would have a material adverse effect on our results of operation.

If the VIE or its shareholders fail to perform their respective obligations under the VIE Agreements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of the VIE were to refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these Contractual Arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to perform their contractual obligations.

All the agreements under our VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as well established as in some other jurisdictions, such as in the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these Contractual Arrangements. Meanwhile, there are some regulations that are unfavorable to the PRC operating entities. There are also very few precedents and little formal guidance as to how VIE Agreements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws and there remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court.

If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these Contractual Arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these Contractual Arrangements, we may not be able to consolidate the financial results of the PRC operating entities, and our results of operation may be negatively affected. See “Risk Factors — Risks Related to Our Corporate Structure — Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.”

Our Common Stocks may decline in value or become worthless if we are unable to assert our contractual rights over the assets of the PRC operating entities that conduct all or substantially all of our operations.

We are a holding company incorporated in the State of Nevada. As a holding company with no material operations of our own, we consolidate financial results of the PRC operating entities through VIE Agreements with the VIE. We have relied and expect to continue to rely on the VIE Agreements with the PRC operating entities, to operate our business. If the PRC government determines that the VIE Agreements constituting part of the VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, it would likely result in a material change in our operations and our Common Stocks may decline in value or become worthless if we are unable to consolidate the financial results of the PRC operating entities.

The shareholders of the VIE may have actual or potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The shareholders of the VIE are currently controlling shareholders of us with 86.72% equity interest. The shareholders of the VIE are Yulong Yi, our Chairman and CEO, Shaowei Peng, our Vice President and Chief Technology Officer, and Ru Zhang, Boyu Zhu, Zhenlei Li, Junwei Cao, Xiangle Sun, Wanwu Kang, Fengying Yu, Zhe Wang and Yue Wang, who holds 53%, 5%, 11%, 5%, 5%, 5%, 5%, 4%, 3%, 2.5%, and 1.5% of the equity interest, respectively, of the VIE. These shareholders of the VIE are also shareholders of Gushen, Inc. These shareholders may breach, or refuse to renew, the existing VIE Agreements we have with them, which may have a material and adverse effect on our ability to effectively consolidate financial results of the PRC operating entities. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

If the custodians or authorized users of our controlling non-tangible assets, including chops and seals of the VIE, fail to fulfill their responsibilities, or misappropriate or misuse these assets, our business and operations may be materially and adversely affected.

Under PRC law, legal documents for corporate transactions, including agreements and contracts that our business relies on, are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with the relevant local branch of the State Administration for Market Regulation (“SAMR”), formerly known as the State Administration for Industry and Commerce. We generally execute legal documents by affixing chops or seals, rather than having the designated legal representatives sign the documents.

We use two major types of chops: corporate chops and finance chops. Chops are seals or stamps used by a PRC company to legally authorize documents, often in place of a signature. We use corporate chops generally for documents to be submitted to government agencies, such as applications for changing business scope, directors or company name, and for legal letters. We use finance chops generally for making and collecting payments, including issuing invoices.

Use of corporate chops must be approved by department manager and office of the president, and use of finance chops must be approved by our finance department. The chops of our subsidiary and consolidated VIE are generally held by the relevant entities so that documents can be executed locally. Although we usually utilize chops to execute contracts, the registered legal representatives of our subsidiary and consolidated VIE have the apparent authority to enter into contracts on behalf of such entities without chops, unless such contracts set forth otherwise.

In order to maintain the physical security of our chops, we generally have them stored in secured locations accessible only to the designated key employees of the office of the president or finance departments. Our designated legal representatives generally do not have access to the chops. Although we have approval procedures in place and monitor our key employees, including the designated legal representatives of our subsidiary and the VIE, the procedures may not be sufficient to prevent all instances of abuse or negligence. There is a risk that our key employees or designated legal representatives could abuse their authority, for example, by binding our subsidiary and consolidated VIE with contracts against our interests, as we would be obligated to honor these contracts if the other contracting party acts in good faith in reliance on the apparent authority of our chops or signatures of our legal representatives. If any designated legal representative obtains control of the chop in an effort to obtain control over the relevant entity, we would need to have a shareholder or board resolution to designate a new legal representative to take legal action to seek the return of the chop, apply for a new chop with the relevant authorities, or otherwise seek legal remedies for the legal representative’s misconduct. If any of the designated legal representatives obtains and misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve the matter, while distracting management from our operations, and our business operations may be materially and adversely affected.

VIE Agreements in relation to the VIE may be subject to scrutiny by the mainland China tax authorities and they may determine that we or the VIE owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the mainland China tax authorities within ten years after the taxable year when the transactions are conducted. The mainland China enterprise income tax law requires every enterprise in mainland China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the mainland China tax authorities determine that the VIE Agreements among the WFOE, the VIE, and the shareholders of the VIE were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust the VIE’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by the VIE for mainland China tax purposes, which could in turn increase its tax liabilities without reducing the WFOE’s tax expenses. In addition, if the WFOE requests the shareholders of the VIE to transfer their equity interests in the VIE at nominal or no value pursuant to these Contractual Arrangements, such transfer could be viewed as a gift and subject the WFOE and VIE to mainland China income tax. Furthermore, the mainland China tax authorities may impose late payment fees and other penalties on the VIE for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if our consolidated variable interest entities’ tax liabilities increase or if it is required to pay late payment fees and other penalties.

If the VIE goes bankrupt or becomes subject to a dissolution or liquidation proceeding, its ability to operate its business might be materially and adversely hindered, which could materially and adversely affect our results of operations.

The VIE holds certain assets that are material to the operation of its business, including certain licenses, permits, leases, and intellectual properties. Under the VIE Agreements, the VIE may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our prior consent. However, in the event the shareholders of the VIE breach the VIE Agreements and voluntarily liquidate the VIE or the VIE declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, the VIE may be unable to continue some or all of its business activities, which could materially and adversely affect our results of operations.

RISKS RELATING TO DOING BUSINESS IN CHINA

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protection afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.

The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules. As a result, we may not be able to keep ourselves updated with these policies and rules in time. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on the PRC operating entities’ business and the value of our Common Stock.

A substantial majority of the operations of the PRC operating entities are conducted in China, and a significant portion of our net revenues are derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for the products of the PRC operating entities depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause the potential customers of the PRC operating entities to delay or cancel their plans to purchase the PRC operating entities’ products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our Common Stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our Common Stock may depreciate quickly.

We may be subject to litigation and regulatory investigations and proceedings, and may not always be successful in defending ourselves against such claims or proceedings.

Our business operations entail substantial litigation and regulatory risks, including the risk of lawsuits and other legal actions relating to fraud and misconduct, labor disputes of employees, sales and customer services and control procedures deficiencies, as well as the protection of personal and confidential information of our users and business partners, among others. We may be subject to claims and lawsuits in the ordinary course of our business. We may also be subject to inquiries, inspections, investigations and proceedings by relevant regulatory and other governmental agencies. Actions brought against us may result in settlements, injunctions, fines, penalties or other results adverse to us that could harm our business, financial condition, results of operations and reputation. Even if we are successful in defending ourselves against these actions, the costs of such defense may be significant to us. A significant judgement or regulatory action against us or a material disruption in our business arising from adverse adjudications in proceedings against our Directors, officers or employees would have a material adverse effect on our liquidity, business, financial condition, results of operations, reputation and prospects.

Any failure to comply with relevant regulations relating to social insurance and housing provident fund may subject us to penalty and materially and adversely affect our business, financial condition and results of operations.

In accordance with the PRC Social Insurance Law and the Regulations on the Administration of Housing Fund and other relevant laws and regulations, China has established a social insurance system and other employee benefits including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance, maternity insurance, housing fund, and a handicapped employment security fund, or collectively the Employee Benefits. An employer shall pay the Employee Benefits for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance and other Employee Benefits that should be assumed by the employees. For example, an employer that has not made social insurance contributions at a rate and based on an amount prescribed by the law, or at all, may be ordered to rectify the non-compliance and pay the required contributions within a stipulated deadline and be subject to a late fee of up to 0.05% per day. If the employer still fails to ratify the failure to make social insurance contributions within the stipulated deadline, it may be subject to a fine ranging from one to three times of the amount overdue.

Under the Social Insurance Law and the Regulations on the Administration of Housing Fund, our PRC subsidiary shall register with local social insurance agencies and register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both our PRC subsidiary and their employees are required to pay the Employee Benefits.

We did not make contributions in full for the social insurance fund and housing provident fund for our employees as required under the relevant PRC laws and regulations. In September 2020, we received a rectification opinion from the local authorities for the underpaid social insurance premiums for several employees and we were required to pay up the underpaid premiums. Although we have made supplementary payment on time as required by the rectification opinion, we cannot assure you that we will not be subject to any order to rectify non-compliance in the future, nor can we assure you that there are no, or will not be any, employee complaints regarding social insurance payment or housing provident fund contributions against us, or that we will not receive any claims in respect of social insurance payment or housing provident fund contributions under the PRC laws and regulation. In addition, we may incur additional costs to comply with such laws and regulations by the PRC Government or relevant local authorities. Any such development could materially and adversely affect our business, financial condition and results of operations.

Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and amended in December 2012 and its implementing rules that became effective in September 2008, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to affect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Some of the lease agreements of our leased properties have not been registered with the relevant PRC government authorities as required by PRC law, which may expose us to potential fines.

Under PRC law, we are required to register our lease agreements with the local land and real estate administration bureau. Although failure to do so does not in itself invalidate the leases, the lessees may not be able to defend these leases against bona fide third parties and may also be exposed to potential fines if they fail to ratify such non-compliance within the prescribed time frame after receiving notice from the relevant PRC government authorities. The penalty ranges from RMB1,000 (approximately $154.40) to RMB10,000 (approximately $1,544.00) for each unregistered lease, at the discretion of the relevant authority. As of the date of this report, some of the lease agreements for our leased building in China has not been registered with the relevant PRC government authorities. In the event that any fine is imposed on us for our failure to register our lease agreements, we may not be able to recover such losses from the lessors.

Our rights to use our leased properties could be challenged by property owners or other third parties, which may disrupt our operations and incur relocation costs.

As of the date of this report, some of the lessors of our leased properties in China have failed to provide us with valid property ownership certificates or authorizations from the property owners for the lessors to sublease the properties. There is a risk that such lessors may not have the relevant property ownership certificates or the right to lease or sublease such properties to us, in which case the relevant lease agreements and the sublease agreements may be deemed invalid and we may be forced to vacate these properties. In addition, our usage of the leased properties may be inconsistent with the designated usage, in which case we may not be able to continue to use the leased properties. The above risks could interrupt our business operations and result in relocation costs. Moreover, if our lease agreements are challenged by third parties, it could result in diversion of management attention and cause us to incur costs associated with defending such actions, even if such challenges are ultimately determined in our favor.

We may rely on dividends and other distributions on equity paid by the PRC operating entities to fund any cash and financing requirements we may have, and any limitation on the ability of the PRC operating entities to make payments to us could have a material and adverse effect on our ability to conduct our business.

We are a British Virgin Islands holding company and we rely principally on dividends and other distributions on equity from the PRC operating entities for our cash requirements, including for services of any debt we may incur.

The PRC operating entities’ ability to distribute dividends is based upon its distributable earnings. Current PRC regulations permit the PRC operating entities to pay dividends to its shareholder only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiary, the VIE and its subsidiaries are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. The reserve is not distributable as cash dividends. If the PRC operating entities incur debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of the PRC operating entities to distribute dividends or other payments to its shareholder could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

If the custodians or authorized users of our controlling non-tangible assets, including chops and seals, fail to fulfill their responsibilities, or misappropriate or misuse these assets, our business and operations could be materially and adversely affected.

Under PRC law, legal documents for corporate transactions, including agreements and contracts that our business relies on, are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with the relevant Administration for Market Regulation.

In order to maintain the physical security of our chops, we generally have them stored in secured locations accessible only to authorized employees. Although we monitor such authorized employees, the procedures may not be sufficient to prevent all instances of abuse or negligence. There is a risk that our employees could abuse their authority, for example, by entering into a contract not approved by us or seeking to gain control of one of our subsidiaries or affiliated entities. If any employee obtains, misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

Fluctuation in the currency exchange rate of RMB may have a material adverse effect on our business, operations and financial position.

Our revenue and expenses have been and are expected to continue to be primarily denominated in RMB and we are exposed to the risks associated with the fluctuation in the currency exchange rate of RMB. Should RMB appreciate against other currencies, any future financings, which are to be converted from US dollar or other currencies into RMB, would be reduced and might accordingly hinder our business development due to the lessened amount of funds raised. On the other hand, in the event of the devaluation of RMB, the dividend payments of our Company, which are to be paid in US dollars after the conversion of the distributable profit denominated in RMB, would be reduced. Hence, substantial fluctuation in the currency exchange rate of RMB may have a material adverse effect on our business, operations and financial position and the value of your investment in the Shares.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our British Virgin Islands holding company may rely on dividend payments from the PRC operating entities to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of the PRC operating entities in China may be used to pay dividends to our company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we may need to obtain SAFE approval or register with SAFE to use cash generated from the operations of the PRC operating entities to pay off its debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. If any of our shareholders regulated by such policies fails to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the Shares.

There are significant uncertainties under the PRC Enterprise Income Tax Law relating to the withholding tax liabilities of the PRC operating entities, and dividends payable by the PRC operating entities to our offshore subsidiaries may not qualified to enjoy certain treaty benefits.

Under the PRC Enterprise Income Tax Law and its implementation rules, the profits of a foreign-invested enterprise, or FIE, generated through operations, which are distributed to its immediate holding company outside China, will be subject to a withholding tax rate of 10%. Pursuant to a special arrangement between Hong Kong and China, such rate may be reduced to 5% if a Hong Kong resident enterprise owns more than 25% of the equity interest in the PRC company and fulfils other conditions set out under relevant PRC regulations. Our current PRC subsidiary, Fengyuan Beijing, is wholly owned by our Hong Kong subsidiary, Edeshler HK, which may qualify for a 5% tax rate in respect of distributions from Fengyuan Beijing. Under the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties promulgated in 2009, the tax payer needs to satisfy certain conditions to enjoy the benefits under a tax treaty. These conditions include: (i) the taxpayer must be the beneficial owner of the relevant dividends, and (ii) the corporate shareholder to receive dividends from the PRC subsidiary must have met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, in February 2018, the State Administration of Taxation issued the Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, which sets forth certain detailed factors in determining “beneficial owner” status.

Entitlement to a lower tax rate on dividends according to tax treaties or arrangements between the PRC central government and governments of other countries or regions is subject to the Administrative Measures on Entitlement of Non-resident Taxpayers to Treaty Benefits, which provides that entitlement to treaty benefits for non-resident taxpayers shall be handled by means of “self-judgment of eligibility, declaration of entitlement, and retention of relevant materials for future reference.” Where non-resident taxpayers judge by themselves that they meet the conditions for entitlement to treaty benefits, they may obtain such entitlement themselves at the time of making tax declarations, or at the time of making withholding declarations via withholding agents. At the same time, they shall collect, gather and retain relevant materials for future reference in accordance with the provisions of these Measures, and shall accept the follow-up administration of tax authorities. As a result, we cannot assure you that we will be entitled to any preferential withholding tax rate under treaties for dividends received from the PRC operating entities.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for some acquisitions of Chinese companies by foreign investors, including requirements in some instances that MOFCOM, be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the NPC which became effective in 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by MOFCOM before they can be completed. In addition, the Measures for the Security Review of Foreign Investment issued by the National Development and Reform Commission, or NDRC, and MOFCOM and became effective on 18 January 2021 specify that any foreign investment that has or possibly has an impact on state security shall be subject to security review in accordance with the measures. Foreign investment in any of such fields as the military industry and military-supporting industry that concern state defense and security, military facilities and areas surrounding industrial military facilities, as well as foreign investment in any important agricultural product, important energy and resources, major equipment manufacturing, important infrastructure, important transportation services, important cultural products and services, important information technologies and internet products and services, important financial services, key technologies and other important fields that concern state security while obtaining the actual control over the enterprises invested in, shall take the initiative to make a declaration to and obtain approval from the working mechanism office for security review of foreign investment, which is established under NDRC and led by NDRC and MOFCOM, prior to making the investment.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The approval of the China Securities Regulatory Commission, or CSRC, or other PRC regulatory agencies, may be required in connection with the share exchange transaction that occurred in July 2021 or the publicly listing of our securities on an overseas stock exchange or trading in the over-the-counter market under PRC law, and if required, we cannot assure you that we will be able to obtain such approval.

The M&A Rules purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets by means of offering of its shareholder’s or its share to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. As of the date of this report, we have not received any requirement to obtain approval of CSRC for the share exchange transaction that we entered into in July 2021 or publicly listing of our securities on an overseas stock exchange or trading in the over-the-counter market. However, given the current regulatory environment in the PRC, we are subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice. If CSRC or other PRC regulatory agencies’ approval is required, it is uncertain whether it would be possible for us to obtain the approval, and any failure to obtain or delay in obtaining CSRC approval for the share exchange transaction that we entered into in July 2021 or publicly listing of our securities on an overseas stock exchange or trading in the over-the-counter market would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to continue to offer securities to investors and cause the value of our common stock to significantly decline or be worthless.

As we did not acquire any PRC domestic company or asset by means of offering of our shareholder’s or our share in the share exchange or publicly listing of our securities on an overseas stock exchange or trading in the over-the-counter market, we of the understanding that we are not be required to submit an application to the CSRC for the approval of the listing and trading of the common stock. However, there are substantial uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering, and we are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

PRC regulations relating to offshore investment activities by PRC residents may limit the PRC operating entities’ ability to change its registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect investment activities. SAFE Circular 37 further requires an amendment to the SAFE registrations in the event of any changes with respect to the basic information of the offshore special purpose vehicle, such as change of a PRC individual shareholder, name and operation term, or any significant changes with respect to the offshore special purpose vehicle, such as increase or decrease of capital contribution, share transfer or exchange, or mergers or divisions. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

If our shareholders who are PRC residents fail to make the required registration or to update the previously filed registration, the PRC operating entities may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to us, and we may also be prohibited from making additional capital contribution into the PRC operating entities. In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, effective from June 2015 and partially repealed on December 30, 2019. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

Our shareholders, have completed the initial registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. However, we may not be informed of the identifies of all the PRC residents holding direct or indirect interest in our company, and we cannot provide any assurance that these PRC residents will comply with our request to make or obtain any applicable registrations or continuously comply with all requirements under SAFE Circular 37 or other related rules. The failure or inability of the relevant shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, such as restrictions on our cross-border investment activities, on the ability of the PRC operating entities in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us. Moreover, any failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under the share compensation plan will be subject to these regulations when our company becomes an overseas listed company upon the completion of this offering. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our and limit our subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The recent joint statement by the SEC and the PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 20, 2020, the U.S. Senate passed the HFCA Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the HFCA Act. On December 18, 2020, the HFCA Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

Furthermore, the HFCA Act, which requires that the PCAOB be permitted to inspect the issuer’s public accounting firm within three years, may result in the delisting of our Company in the future if the PCAOB is unable to inspect our accounting firm at such future time.

In addition, on June 22, 2021, the U.S. Senate passed the AHFCAA, which, if signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China, and (2) Hong Kong.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist whether this new framework will be fully complied with. According to the PCAOB, its December 2021 determinations under the HFCA Act remain in effect. The PCAOB is required to reassess these determinations by the end of 2022. Under the PCAOB’s rules, a reassessment of a determination under the HFCA Act may result in the PCAOB reaffirming, modifying or vacating the determination. However, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, the PCAOB is likely to determine by the end of 2022 that positions taken by authorities in the PRC obstructed its ability to inspect and investigate registered public accounting firms in mainland China and Hong Kong completely, then the companies audited by those registered public accounting firms would be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our auditor, WWC, P.C., is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in New York, NY, and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not identified in the PCAOB’s Determination Report.

However, the above recent developments may have added uncertainties to our offering and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us since we are an emerging growth company and substantial all of the operations are conducting in China.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us to make loans or additional capital contributions to our PRC our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds we transfer to our PRC subsidiary, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China regardless of the amount of the transfer. According to the relevant PRC regulations on FIEs in China, capital contributions to our PRC subsidiary are subject to submit the report of changes through the enterprise registration system and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by our PRC subsidiary is required to be registered with SAFE or their respective local branches and (ii) our PRC subsidiary may not procure loans which exceed the difference between their respective total project investment amount and registered capital or 2.5 times of their net worth. We may not be able to complete such registrations or obtain necessary approvals on a timely basis with respect to future capital contributions or foreign loans by us to our PRC subsidiary. If we fail to complete such registrations or other procedures, our ability to use the any future offerings, and to capitalize the VIE’s PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015 and partially repealed on December 30, 2019. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to invest in or acquire any other PRC companies through our PRC subsidiary, which may adversely affect our business, financial condition and results of operations.

If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe our company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we will be subject to PRC enterprise income on our worldwide income at the rate of 25%. Furthermore, we may be required to withhold a 10% withholding tax from dividends we pay to our shareholders that are non-resident enterprises, including the holders of our shares. In addition, non-resident enterprise shareholders may be subject to PRC tax on gains realized on the sale or other disposition of shares, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders and any gain realized on the transfer of shares by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the shares.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7, which came into effect on the same day, revised in October 2017 and December 2017. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-Resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017 and revised in June 2018. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such. Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or may be taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfers of shares of our company by investors who are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Regulation and censorship of information disseminated over the internet in China may adversely affect our business and reputation and subject us to liability for information displayed on our website.

The PRC government has adopted regulations governing internet access and the distribution of news and other information over the internet. Under these regulations, internet content providers and internet publishers are prohibited from posting or displaying over the internet content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is reactionary, obscene, superstitious, fraudulent or defamatory. Failure to comply with these requirements may result in the revocation of licenses to provide internet content and other licenses, and the closure of the concerned websites. The website operator may also be held liable for such censored information displayed on or linked to the websites. If our website is found to be in violation of any such requirements, we may be penalized by relevant authorities, and our operations or reputation could be adversely affected.

Epidemics, acts of war and other disasters may adversely affect our operations.

Our business is subject to general economic and social conditions in the PRC. Natural disasters, epidemics and other acts of God which are beyond human control may adversely affect the economy, infrastructure and livelihood of the people of the PRC. Many major cities in the PRC are under threat of flood, earthquake, typhoon, sandstorm or drought. Our business, results of operations and financial condition may be adversely affected if such natural disasters occur. We may be required to disinfect our affected operational premises, which could adversely affect our operations. Even if we are not directly affected by the epidemic, it could slow down or disrupt the level of economic activity generally, which could in turn adversely affect our operating results.

In addition, acts of war and terrorist attacks may cause damage or disruption to our operations, employees, markets or clients, any of which could adversely impact our turnover, cost of sales, overall results and financial condition or the market price of the Shares. Potential war or terrorist attacks may also cause uncertainty and cause the business to suffer in ways that we cannot currently predict.

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

We have the property set forth in the table below.

Location	Size	Expiration Date of Lease	Leased/Owned/ Granted	Function
Room 1312 & 1313, 14th Floor, Building 2, No. 1 Hangfeng Road, Fengtai District, Beijing, PRC	385.33 square meters (approximately 4,147.66 square feet)	2024.09.19	Leased	Office
Room 515, 5th Floor, No. 5 Haiying Road, Fengtai District, Beijing, P.R.C	300 square meters (approximately 3,339 square feet)	2022.09.20	Leased	Office
Room 513, 5th Floor, No. 5 Haiying Road, Fengtai District, Beijing, PRC	350 square meters (approximately 3,767 square feet)	2022.09.20	Leased	Office
Room 514, 5th Floor, No. 5 Haiying Road, Fengtai District, Beijing, PRC	200 square meters (approximately 2,153 square feet)	2022.09.20	Leased	Office
Room 901, Unit 1, Xiangling Zhihuigang (Jianye Zhihuigang), N.W. Corner at Kaiyuan Ave. & Dingdingmen Street, Luoyang, Henan Province, PRC	315.28 square meters (approximately 3,393.65 square feet)	2022.02.10	Leased	Office
Room 101-102, Building 4, No. 436, Longmen Avenue, Luolong District, Luoyang City, Henan Province, China	1146.13 square meters (approximately 12,336.84 square feet)	2022.11.01-2024.10.31	Leased	Office

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Expert Market operated by the OTC Markets Group, Inc. Quotations in Expert Market securities are restricted from public viewing and only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities. Our securities could be particularly illiquid due to being quoted on this market.

Our Common Stock was quoted on OTC Pink between January 19, 2017 to April 19, 2023. On April 19, 2023, our common stock was transferred to the OTC Expert Market by OTC Market Group Inc. from OTC Pink pursuant to Rule 15c2-11 of the Exchange Act which generally prohibits broker-dealers from publishing or submitting securities of private issuers in a quotation medium other than a national securities exchange, unless the issuer has made current financial and other information publicly available as specified by the rule. Quotations in Expert Market securities are restricted from public viewing and only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities. Our securities could be particularly illiquid due to being quoted on this market.

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

Stock Performance Graph

The graph  below matches our Common Stock’s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the S&P 500 index, the S&P Information Technology Index, and the Dow Jones U.S Technology Supersector Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from September 30, 2017 to September 30, 2022 (except that prior to our reverse acquisition with Dyckmanst Limited which was completed on July 30, 2021, our total stockholder return on common stock was indicated as $0). The returns shown are based on historical results and are not intended to suggest future performance.

	GUSHEN, INC.	S&P 500 Index	S&P Information Technology Index	Dow Jones U.S Technology Supersector Index
9/29/17	0	100	100	100
9/29/18	0	118	131	131
9/29/19	0	123	143	139
9/29/20	0	142	210	208
9/29/21	100	184	271	283
9/29/22	70	156	217	209

Holders

As of September 30, 2022, we had 410,618,750 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 60 beneficial owners of our Common Stock.

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

Equity Compensation Plan Information

The Company has adopted a 2021 Equity Compensation Plan (the “2021 Plan”) on December 9, 2021, which went into effect on February 7, 2022.

On July 31, 2022, the Board approved the issuance of an aggregate of 42,061,876 shares of the Company’s common stock to certain employees of Zhuoxun Beijing as restricted stock under Section 6(c) the 2021 Plan (the “Restricted Stock”) pursuant to a certain stock award agreement (collectively the “Award Agreements”, each an “Award Agreement”) with each of such employees, which shall be vested on October 31, 2022, subject to such employees’ continued employment with Zhuoxun Beijing until such time and other terms and conditions set forth in the Award Agreements. On October 28, 2022, as agreed by each of such intended recipients and the Company, each of the Award Agreements was cancelled and voided pursuant to Section 7(b) of the 2021 Plan retroactively effective as of the date of such Award Agreements. Accordingly, the shares of the Restricted Stock were cancelled before vesting.

On March 31, 2023, the Board approved the issuance under the 2021 Plan of an aggregate of 12,618,523 restricted shares of common stock to certain employees of Edeschler Limited, the Company’s Hong Kong subsidiary, bearing a legend that such Awards shall be vested on June 30, 2023, pursuant to certain stock award agreement with each of such employees.

Unregistered Sales of Equity Securities

Share Exchange on July 30, 2021

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

Service Provider Collaboration Agreements, on July 31, 2022

On July 31, 2022, the Board of Directors approved the entry by the Company into several service provider collaboration agreements (the “Collaboration Agreements”, each a “Collaboration Agreement”) with Zhuoxun Beijing, and several service providers (the “Service Providers”, each a “Service Provider”), under which the Service Providers will provide certain sales, marketing and promotion services for Zhuoxun Beijing across different regions of China, in exchange for certain monetary and securities compensation. The transaction was disclosed on a Current Report on Form 8-K filed on July 31, 2022.

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

The Grant Shares are expected to be issued following the completion of the Assessment Period based on the performance by each Service Provider at the aggregated maximum amount equal to 2.196% of then issued and outstanding shares of Common Stock of the Company. The issuance of the Grant Shares will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2022.

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

Business Collaboration Agreements

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

Restricted Stock Issuance pursuant to 2021 Plan

On July 31, 2022, the Board approved the issuance of an aggregate of 42,061,876 shares of the Company’s common stock to certain employees (the “Participants”) of Zhuoxun Beijing as restricted stock (the “Restricted Stock”) under Section 6(c) the Company’s 2021 Plan pursuant to a certain stock award agreement (collectively the “Award Agreements”, each an “Award Agreement”) with each of such employees. Pursuant to the terms of the 2021 Plan and each Award Agreement, the Company will issue 14,301,038, 13,880,419, and 13,880,419 shares of Restricted Stock to Hao Wang, Brand Promotion Specialist, Bolei Liu, Marketing Service Specialist, and Deqiang Wen, Research & Development Manager, respectively, which shall be vested on October 31, 2022, subject to participant’s continued employment with Zhuoxun Beijing until such time and other terms and conditions set forth therein. On October 28, 2022, as agreed by each of such intended recipients and the Company, each of the Award Agreements was cancelled and voided pursuant to Section 7(b) of the 2021 Plan retroactively effective as of the date of such Award Agreements. Accordingly, the shares of the Restricted Stock were cancelled before vesting.

On March 31, 2023, the Board approved the issuance under the 2021 Plan of an aggregate of 12,618,523 restricted shares of common stock to certain employees of Edeschler Limited, the Company’s Hong Kong subsidiary, bearing a legend that such Awards shall be vested on June 30, 2023, pursuant to certain stock award agreement with each of such employees. The issuance of these restricted shares was made pursuant to the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Transfer of Quotation to OTC Expert Market

On April 19, 2023, our common stock was transferred to the OTC Expert Market by OTC Market Group Inc. from OTC Pink pursuant to Rule 15c2-11 of the Exchange Act which generally prohibits broker-dealers from publishing or submitting securities of private issuers in a quotation medium other than a national securities exchange, unless the issuer has made current financial and other information publicly available as specified by the rule. Quotations in Expert Market securities are restricted from public viewing and only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities. Our securities could be particularly illiquid due to being quoted on this market.

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

Other revenues include sales of anti-addiction mobile phone device and online sales of household items. The amount was immaterial compared to total revenue during year ended September 30, 2022 and 2021.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2022	RMB7.1099 to $1
September 30, 2021	RMB6.4567 to $1

Income statement and cash flows items
For the year ended September 30, 2022	RMB6.5477 to $1
For the year ended September 30, 2021	RMB6.5074 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2022 and 2021.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2022 and 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of September 30, 2022 and 2021, the Company had no investments in financial instruments.

RESULTS OF OPERATIONS

Comparison of Year Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the year ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenue.

	Year Ended September 30,
	2022		2021
	Amount	of Revenue	Amount	of Revenue
Revenue	$2,407,402	100.00	$1,928,456	100.00
Cost of revenue	(1,458,804)	(60.60)	(1,203,532)	(62.41)
Gross profit	948,598	39.40	724,924	37.59
Selling expenses	(3,365,426)	(139.79)	(9,032,933)	(468.40)
General and administrative expenses	(1,443,045)	(59.94)	(1,963,374)	(101.81)
Loss from operations	(3,859,873)	(160.33)	(10,271,383)	(532.62)
Other income	(3,717,334)	0.51	(403,668)	(20.93)
Net income (loss) before income taxes	(7,577,207)	(159.83)	(10,675,051)	(553.55)
Income tax benefit (expenses)	(1,895,387)	(78.73)	760,013	39.41
Net income (loss)	$(9,472,594)	(238.56)	$(9,915,038)	(514.14)
Less: Net income (loss) attributable to non-controlling interests	(41)	0.00	(884)	(0.05)
Net income (loss) attribute to the company’s shareholders	$(9,472,553)	(238.56)	$(9,914,154)	(514.10)

Revenue.

The Company’s revenue was increased $478,946 from $1,928,456 to $2,407,402 during the year ended September 30, 2022 compared with the previous year. Due to the impact of COVID-19 and shutdown imposed by the government, the Company’s offline training has been affected with reduction in classes offered during the fiscal year 2022. In order to generate more revenue streams, the Company expanded the revenue in charge for use of brand and online sales during fiscal year 2022. For charge for use of brand, the Company authorized other enterprises or individuals to use the Company’s brand, providing services to customers at their location, with a brand usage fee. While obtaining brand royalty income, the Company will gain brand recognition in the market. For online sales, the Company provides goods, mostly household items, to customers on its online sales platform, the amount of consideration the Company is entitled to upon the transfer of goods.

Cost of revenue.

Our cost of revenue was $1,458,804 and $1,203,532 for the years ended September 30, 2022 and 2021, respectively. The increase was in line with the increase of revenue.

Gross profit and gross margin.

Our gross profit was $948,598 for the year ended September 30, 2022, compared with a gross profit of $724,924 for the previous year. Gross profit as a percentage of revenue (gross margin) was 39.40% for the year ended September 30, 2022, compared to a gross profit of 37.59% for the previous year.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $3,895,217 to $3,365,426 for the year ended September 30, 2022, compared to $9,032,933 for the previous year. We adjusted the strategy by reducing our sales employees and imposing a strict control on operating expenses, and due to the impact of COVID-19, the Company reduced offline training business, also the prepaid marketing fees are mainly for the two-year marketing service, has been fully amortized this fiscal year, by reason of the foregoing resulting a decline of selling expenses.

	Year ended September 30,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	618,637	18.38	1,333,847	14.77	(715,210)	(53.62)
Advertising Fees	-	-	224,116	2.48	(224,116)	(100.00)
Conference Fees	1,700	0.05	129,542	1.43	(127,842)	(98.69)
Marketing fee	1,137,797	33.81	4,358,393	48.25	(3,220,596)	(73.89)
Rent	6,343	0.19	1,076	0.01	5,267	489.50
Depreciation and amortization	15,392	0.46	-	-	15,392	100.00
Inventory impairment	412,888	12.27	-	-	412,888	100.00
Others	1,172,669	34.84	2,985,959	41.13	(1,813,290)	(60.73)
Total Selling Expense	$3,365,426	100.00	$9,032,933	100.00	$(5,667,507)	(62.74)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $520,329 to $1,443,045 for the year ended September 30, 2022, compared to $1,963,374 for the previous year. We adjusted the strategy by reducing our management employees and imposing a strict control on general and administrative expenses, and reducing the professional service by third parties.

	Year ended September 30,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	659,457	45.70	904,625	46.08	(245,168)	(27.10)
Depreciation and amortization	62,777	4.35	105,598	5.38	(42,821)	(40.55)
Rent	221,174	15.33	142,295	7.25	78,879	55.43
Profession fee	237,812	16.48	443,076	22.57	(205,264)	(46.33)
Bad debt	5,655	0.39	-	-	5,655	100.00
Others	256,170	17.75	367,780	18.73	(111,610)	(30.35)
Total G&A Expenses	$1,443,045	100.00	$1,963,374	100.00	$(520,329)	(26.50)

Income tax benefit.

Our Income tax expense was zero for the year ended September 30, 2022, compared to income tax benefit of $760,013 for the year ended September 30, 2021.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $9,472,594 and $9,915,038 for the years ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended September 30,
	2022	2021
Net cash used in operating activities	$(1,668,924)	$(4,749,894)
Net cash used in investing activities	(11,610)	(67,461)
Net cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	(1,680,534)	(4,817,355)
Effect of exchange rate changes on cash and cash equivalents	(111,469)	342,871
Cash and cash equivalents at the beginning of period	2,659,622	7,134,106
Cash and cash equivalents at the end of period	$867,619	$2,659,622

As of September 30, 2022 we had cash and cash equivalents of $867,619. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $1,668,924 for the year ended September 30, 2022, as compared to $4,749,894 net cash used in operating activities for the year ended September 30, 2021.

The net cash used in operating activities for the year ended September 30, 2022 was mainly due to our net loss of $9,472,594, partially offset by an increase in inventory impairment of $412,888, an increase in amortization of prepaid expenses of $725,041, an increase in estimated liabilities of $3,729,530, an increase in accounts payable and other payable of $464,395, and an increase in advance from customers of $201,504.

The net cash used in operating activities for the year ended September 30, 2021 was mainly due to our net loss of $7,730,449, an increase in amortization of prepaid expenses of $2,607,214, and an increase in other receivable of $2,153,952, partially offset by the decrease in advance from customers of $1,098,628.

Investing Activities

Net cash used in investing activities was $11,610 for the year ended September 30, 2022, as compared to $67,461 for the year ended September 30, 2021. The net cash used in investing activities for the year ended September 30, 2022 and 2021 was mainly attributable to purchase of property, plant and equipment.

Off-Balance Sheet Arrangements

As of September 30, 2022 and 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions and interest rate swaps, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate exposures. Given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures, there can be no assurance these positions will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. Further, the recognition of the gains and losses related to these instruments may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s financial condition and operating results.

Interest Rate Risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s investment portfolio and outstanding debt. While the Company is exposed to global interest rate fluctuations, the Company’s interest income and expense are most sensitive to fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities and the fair value of those securities, as well as costs associated with hedging and interest paid on the Company’s debt.

Foreign Currency Risk

In general, the Company is a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is a risk that the Company will have to adjust local currency pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. In addition, the Company has entered, and in the future may enter, into foreign currency contracts to partially offset the foreign currency exchange gains and losses on its foreign currency–denominated debt issuances. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases, typically for up to 12 months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations or the prohibitive economic cost of hedging particular exposures.

Actual future gains and losses associated with the Company’s investment portfolio, debt and derivative positions may differ materially from the sensitivity analyses performed as of September 30, 2022 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Separate Report on the Audit of the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Gushen, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gushen, Inc (the Company) as of September 30, 2022 and 2021, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 4, 2023, expressed an adverse opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has working capital deficit and stockholders’ deficit that raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Deferred Tax Assets

The valuation of deferred tax assets was identified as a critical audit matter due to the significant judgment and estimation required by management in determining the appropriate level of allowance. The determination of the valuation allowance is based on management’s assessment of the likelihood of realizing the deferred tax asset in future periods, which requires consideration of various factors, including the company’s historical and projected financial performance, the availability of tax planning strategies, and the expiration of tax attributes. In addressing this critical audit matter, our audit procedures included, among others, assessing the reasonableness of management’s assumptions and estimates used in determining the valuation allowance, testing the accuracy and completeness of the underlying data used in management’s analysis. Based on the results of our audit procedures, we found the valuation allowance for the deferred tax asset to be appropriately determined and the related disclosures to be adequate in accordance with the relevant accounting standards.

Impact of Ineffective Control Environment

As discussed in Management’s Annual Report on Internal Controls Over Financial Reporting, at September 30, 2022, management identified that material weaknesses existed as of September 30, 2022, as the Company did not maintain an effective control environment. Specifically, the control environment did not ensure that the Company’s employees engaged in conduct consistent with the Company’s policies and internal rules.

We identified the evaluation of the sufficiency of audit evidence in response to the material weakness as a critical audit matter. Evaluating the sufficiency of the audit evidence obtained required especially subjective auditor judgement because of the material weakness identified above.

The following are the primary procedures we performed to address this critical audit matter:

●	We applied significant auditor judgment to determine the nature and extent of procedures to be performed over processes for which control reliance could or could not be placed on certain key internal controls as a result of the material weakness.

●	In those areas where we were unable to rely on internal controls, we reflected the effect of the material weakness in our assessment of risk, including

●	Increased the number of items selected to perform certain audit procedures.

●	Lowered the testing thresholds for investigating differences between recorded amounts and independent expectations developed by us as relative to what we would have done if the Company’s controls were designed and operating effectively; and

●	Evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed.

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since 2021.

San Mateo, California

October 4, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Gushen, Inc

Adverse Opinion on Internal Control over Financial Reporting

We have audited Gushen, Inc’s (the Company’s) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

●	Inadequate income and cost verification process by the financial department: This weakness increases the risk of revenue recognition errors and potential fraud.

●	Ineffective inventory management: This weakness increases the risk of errors in inventory valuation and potential misappropriation of assets.

●	Taxation discrepancies: The discrepancy between the declared tax revenue amount and the actual revenue amount increases the risk of penalties for late payment and potential non-compliance with tax regulations.

●	The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the Company performs risk management, financial analysis, accounting, and financial reporting. The Company did not maintain an effective control environment primarily attributable to the following identified material weaknesses:

●	The Company’s management does not demonstrate a strong commitment to internal controls, and there is a lack of accountability for control deficiencies. The Company does not have the audit committee.

●	There is a risk of management override and inadequate segregation of duties due to the dual role of the major shareholder as both CEO and CFO. This arrangement grants one individual total authority and control over financial decisions and transactions.

●	Ineffective control environment to provide employees with sufficient training on internal control procedures, and there is a lack of communication regarding the importance of internal controls within the Company. This resulted in communication failures of relevant facts necessary for the accounting group to properly conclude on transactions which led to doubtful accounting treatment of certain revenue transactions.

●	The Company did not have sufficient personnel with an appropriate level of knowledge, experience, and training commensurate with the complexity of the transactions and the financial reporting requirements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated October 4, 2023, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated October 4, 2023, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WWC, P.C.
WWC, P.C.
San Mateo, California

October 4, 2023,

GUSHEN, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	September 30,	September 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$841,686	$2,659,116
Other monetary funds	25,933	506
Prepayment	452,425	618,325
Other receivables	140,738	198,656
Due from related parties	23,297	51,276
Inventory	91	414,063
Total Current Assets	1,484,170	3,941,942

NON-CURRENT ASSETS
Other long-term assets	80,593	798,518
Right of use assets	285,311	-
Property, plant and equipment, net	145,766	217,365
Intangible assets	56,793	73,183
Deferred tax asset	-	1,922,113
Total non-Current Assets	568,463	3,011,179

TOTAL ASSETS	$2,052,633	$6,953,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,258,779	$2,368,900
Lease Liability - current	130,598	-
Contract liability	340,343	170,430
Amount due to related parties	506	543
Payroll payable	766,978	843,237
Tax payable	5,502,085	5,918,303
Other payable	332,781	13,892
Estimated Liabilities	3,434,651
Total Current Liabilities	12,766,721	9,315,305

NON-CURRENT LIABILITIES
Lease Liability - non-current	154,713	-
Total non-Current Liabilities	154,713	-

TOTAL LIABILITIES	12,921,434	9,315,305

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2022 and 1,000,000 shares issued and outstanding as of September 30, 2021*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 410,618,750 shares issued and outstanding as of September 30, 2022 and 410,618,750 shares issued and outstanding as of September 30, 2021*	41,062	41,062
Additional paid-in capital	40,498	40,498
Statutory reserve	1,545	1,545
Accumulated deficits	(12,080,418)	(2,607,865)
Accumulated other comprehensive gain	1,129,337	163,360

Non-controlling interest	(925)	(884)
Total Stockholders’ Deficit	(10,868,801)	(2,362,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,052,633	$6,953,121

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. dollars except Number of Shares)

	For The Years Ended September 30,
	2022	2021

REVENUE	$2,407,402	$1,928,456

COST OF REVENUE	(1,458,804)	(1,203,532)

GROSS PROFIT	948,598	724,924

OPERATING EXPENSES
Selling expenses	3,365,426	9,032,933
General and administrative expenses	1,443,045	1,963,374
Total Operating Expenses, net	4,808,471	10,996,307

LOSS FROM OPERATIONS	(3,859,873)	(10,271,383)

OTHER INCOME (EXPENSE), NET
Interest income	4,222	20,950
Other income	9,160	18,083
Other expense	(3,730,716)	(442,701)
Total Other Income (Expense), net	(3,717,334)	(403,668)

NET (LOSS) INCOME BEFORE TAXES	(7,577,207)	(10,675,051)

Income tax benefit (expense)	(1,895,387)	760,013

NET LOSS	(9,472,594)	(9,915,038)

Less: Net loss attributable to non-controlling interests	(41)	(884)

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(9,472,553)	(9,914,154)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	965,977	308,685

COMPREHENSIVE LOSS	$(8,506,617)	$(9,606,353)

Basic and diluted loss per share*	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted*	410,618,750	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In U.S. dollars except Number of Shares)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Deficit
Balance at September 30, 2021*	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)

Net loss							(9,472,553)		(41)	(9,472,594)

Foreign currency translation adjustment								965,977		965,977

Balance at September 30, 2022	10,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For The Years Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,472,594)	$(9,915,038)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Recovery) provision for doubtful accounts	5,655	(276,786)
Inventory impairment	412,888	(17,589)
Depreciation	78,169	114,675
Amortization of prepaid expenses	725,041	2,184,590
Estimated Liabilities	3,729,530	-
Impairment of other long-term assets	-	2,607,214
Changes in operating assets and liabilities:
Other receivables	37,417	2,153,952
Advances to suppliers	93,321	(38,306)
Due from related party	25,266	64,393
Deferred tax asset	1,895,387	(760,013)
Inventory	(4,680)	62,235
Right of use assets	(309,806)	-
Accounts payable	116,742	39,131
Contract liability	201,504	(1,098,628)
Payroll payable	1,313	120,005
Tax payables	138,449	(3,196)
Other payables	347,653	13,467
Due to related parties	15	-
Lease liabilities- current & non-current	309,806	-
Net cash used in operating activities	(1,668,924)	(4,749,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,610)	(67,461)
Net cash used in investing activities	(11,610)	(67,461)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,680,534)	(4,817,355)

EFFECT OF EXCHANGE RATE ON CASH	(111,469)	342,871

CASH AT BEGINNING OF YEAR	$2,659,622	$7,134,106

CASH AT END OF YEAR	$867,619	$2,659,622

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The following combined financial information of the Group’s VIEs as of for the year ended September 30, 2022 and 2021 included in the accompanying consolidated financial statements of the Group was as follows:

	At	At
	September 30,	September 30,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$789,730	$2,559,546
Other monetary funds	25,933	506
Prepayment	452,425	618,325
Other receivables	127,339	183,900
Intercompany receivables	171,655	189,021
Due from related parties	23,297	51,276
Inventory	91	414,063
Total Current Assets	1,590,470	4,016,637

NON-CURRENT ASSETS
Other long-term assets	80,593	798,518
Right of use assets	285,311
Property, plant and equipment, net	145,766	217,365
Intangible assets	56,793	73,183
Deferred tax asset	-	1,922,113
Total non-Current Assets	568,463	3,011,179

TOTAL ASSETS	$2,158,933	$7,027,816

CURRENT LIABILITIES
Accounts payable	$2,258,779	$2,368,900
Lease Liability - current	130,598	-
Contract liability	340,343	170,430
Amount due to related parties	14	1
Payroll payable	766,978	843,237
Tax payable	5,502,085	5,918,303
Other payable	332,781	13,892
Estimated Liabilities	3,434,651	-
Total Current Liabilities	12,766,229	9,314,763

NON-CURRENT LIABILITIES
Lease Liability - non-current	154,713	-
Total Non -current Liabilities	154,713	-

TOTAL LIABILITIES	$12,920,942	$9,314,763

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

	For The Years Ended
	September 30,
	2022	2021

REVENUE
Training revenue	$1,124,655	$1,927,046
Charge for use of brand	961,005	-
Online sales	315,688	-
Other revenue	6,054	1,410
Total revenues	2,407,402	1,928,456

NET (LOSS) INCOME	(9,430,785)	(9,839,516)

	For The Years Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(1,627,156)	$(4,691,776)
Net cash provided by (used in) investing activities	(11,610)	(67,461)
Net cash provided by financing activities	-	-

The following combined financial information of the Company and its subsidiaries as of for the year ended September 30, 2022 and 2021.

	At	At
	September 30,	September 30,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$51,956	$99,570
Other receivables	13,399	14,754
Total Current Assets	65,355	114,324

NON-CURRENT ASSETS
Total non-Current Assets	-	-

TOTAL ASSETS	$65,355	$114,324

CURRENT LIABILITIES
Accounts payable	$	$
Intercompany payable	171,655	189,021
Amount due to related parties	492	542
Total Current Liabilities	172,147	189,563

TOTAL LIABILITIES	$172,147	$189,563

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

	For The Years Ended September 30,
	2022	2021

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Selling expenses
General and administrative expenses	42,058	75,125
Total Operating Expenses, net	42,058	75125

LOSS FROM OPERATIONS	(42,058)	(75,125)

OTHER INCOME (EXPENSE), NET
Interest income	290	487
Total Other Income (Expense), net	290	487

NET (LOSS) INCOME BEFORE TAXES	(41,768)	(74,638)

Income tax benefit (expense)	-	-

NET LOSS	(41,768)	(74,638)

Less: Net loss attributable to non-controlling interests	-	-

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(41,768)	(74,638)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,302	(586)

COMPREHENSIVE LOSS	$(38,466)	$(75,224)
Basic and diluted loss per share*	$0	$0

Weighted average number of common shares outstanding – basic and diluted*	410,618,750	410,618,750

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2022, the Company’s current liabilities exceeded the current assets by $11,282,551, its accumulated deficit was $12,080,418 and the Company has incurred losses during the year ended September 30, 2022 and 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Online sales

The Company provides goods, mostly household items, to customers on its online sales platform. Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables on gross sales from customers.

Other revenues include sales of anti-addiction mobile phone device and other revenues. The amount was immaterial compared to total revenue during the year ended September 30, 2022 and 2021.

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

Revenue by major product line

	For The Years Ended
	September 30,
	2022	2021

Training revenue	$1,124,655	$1,927,046
Charge for use of brand	961,005	-
Online sales	315,688	-
Other revenue	6,054	1,410
Total Revenue	$2,407,402	$1,928,456

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2022	RMB7.1099 to $1
September 30, 2021	RMB6.4567 to $1

Income statement and cash flows items
For the year ended September 30, 2022	RMB6.5477 to $1
For the year ended September 30, 2021	RMB6.5074 to $1

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

Estimated useful lives (years)
Office and computer equipment	5
Leasehold improvement	3
Transportation equipment	5

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2022 and September 30, 2021.

Lease

Under ASC Topic 842, lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate based on the information available at the lease commencement date. The Company generally uses the base, non-cancellable lease term in calculating the right-of-use assets and lease liabilities.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The Company may recognize the lease payments in the unaudited interim condensed consolidated statements of income on a straight-line basis over the lease terms and variable lease payments in the periods in which the obligations for those payments are incurred, if any. The lease payments under the lease arrangements are fixed.

The Company elected the practical expedients for an entity ongoing accounting and applied the short-term lease exception for lease arrangements with a lease term of 12 months or less at commencement. Lease terms used to compute the present value of lease payments do not include any option to extend, renew or terminate the lease that the Company is not able to reasonably certain to exercise upon the lease inception. Accordingly, operating lease right-of-use assets and liabilities do not include leases with a lease term of 12 months or less.

The Company did not adopt the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Non-lease components include payments for building management, utilities and property tax. It separates the non-lease components from the lease components to which they relate.

The Company’s accounting for finance lease (formerly called capital lease) remains substantially unchanged. ASC Topic 842 adoption did not have a material impact on the Company’s consolidated financial statements. Oh the other hand, operating lease expense is recognized on a straight-line basis over the lease term.

The Company evaluates the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended September 30, 2022 and 2021, the Company did not have any impairment loss against its operating lease ROU assets.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2022, and September 30, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of September 30, 2022 and September 30, 2021, the Company had no investments in financial instruments.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

Codification Improvements: In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The amendments in this Update should be applied retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3. PREPAYMENTS

Prepayments consist of the following:

	September 30, 2022	September 30, 2021
Prepaid marketing fee	$160,252	$193,443
Prepaid service fee	284,928	388,125
Prepaid rent	7,245	36,757
	$452,425	$618,325

4. OTHER RECEIVABLES

Other receivables consist of the following:

Amount due from agents is mainly the payment collected by the agents from the trainees on behalf of the Company. Agents provide various services to facilitate the in-person training seminars scheduled by the Company.

	September 30, 2022	September 30, 2021
Amount due from third parties	33,459	140,996
Amount due from employees	36,500	38,107
Deposit & guarantee	86,684	30,388
Others	17,269	19,961
	$173,912	$229,452
Less: allowance for doubtful accounts	(33,175)	(30,796)
	$140,738	$198,656

The following table sets forth the movement of allowance for doubtful accounts:

	September 30, 2022	September 30, 2021
Beginning	$30,796	$294,063
Additions	5,655	30,556
Write off bad debt	-	(307,441)
Exchange rate difference	(3,276)	13,618
Balance	$33,175	$30,796

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

5. INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	September 30, 2022	September 30, 2021
Cost	$383,252	$417,278
Less: provision for inventory	(383,161)	(3,215)
Net amount	$91	$414,063

The following table sets forth the movement of provision for the inventory:

	September 30, 2022	September 30, 2021
Beginning	$3,215	$19,881
Additions	412,888	-
Charge-offs	-	(17,589)
Exchange rate difference	(32,942)	923
Balance	$383,161	$3,215

6. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	September 30, 2022	September 30, 2021
Prepaid marketing fee	$-	$733,665
Prepaid service fee	80,593	64,853
	$80,593	$798,518

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2022	September 30, 2021
Office and computer equipment	$280,163	$378,818
Leasehold improvement	120,255	132,421
Transportation equipment	74,544	-
Less: Accumulated depreciation	(329,196)	(293,874)
	$145,766	$217,365

Depreciation expenses charged to the statements of operations for the year ended September 30, 2022 and 2021 were $67,672 and $104,460, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30, 2022	September 30, 2021
Software	$96,668	$106,448
Less: Accumulated amortization	(39,875)	(33,265)
	$56,793	$73,183

Amortization charged to the statements of operations for the year ended September 30, 2022 and 2021 were $10,497 and $10,562, respectively.

9. LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.76% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	As of September 30,
	2022	2021
Right-of-use assets	$285,311	$-
Operating lease	285,311	-
Lease liabilities - current	130,598	-
Operating lease	130,598	-
Lease liabilities – non-current	154,713	-
Operating lease	154,713	-
Total lease liabilities	$285,311	$-

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

Operating Leases
FY2023	$156,484
FY2024	136,702
FY2025	-
FY2026	-
FY2027	-
Thereafter	-
Total lease payments	293,186
Less: Imputed interest	7,875
Present value of lease liabilities	285,311
Less: Current lease liabilities	130,598
Long-term lease liabilities	154,713

10. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	September 30, 2022	September 30, 2021
Amount due to agents	$1,333,751	$1,350,292
Amount due to other service providers	925,028	1,018,608
	$2,258,779	$2,368,900

11. CONTRACT LIABILITY

Contract liability consist of the following:

	September 30, 2022	September 30, 2021
Advance from customers	$340,343	$170,430
	$340,343	$170,430

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

12. BALANCES WITH RELATED PARTIES

	Note	September 30, 2022	September 30, 2021
Due from related parties
Yulong Yi	(a)	$9,155	$32,727
Ru Zhang	(b)	5,890	6,486
Shaowei Peng	(c)	8,252	12,063
		$23,297	$51,276

Due to related parties
Yulong Yi		$492	$542
Ru Zhang		-	1
Shaowei Peng		14	-
		$506	$543

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registered capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

Amount due from related parties are mainly cash in advance provided to the related parties by the Company. Amount due to related parties are mainly the out-of-pocket expenses incurred by the related parties for working purpose which are to be reimbursed by the Company.

All the above balances are due on demand, interest-free, unsecured and expected to be settled within one operating period.

13. TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the year ended September 30, 2022 and 2021.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Year Ended September 30,
	2022	2021
Loss before income taxes	$(7,577,207)	$(8,490,462)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(1,894,302)	(2,122,616)
Reconciling items:
Non-deductible expenses	41,697	90,806
Change in valuation allowance	3,747,992	1,271,797
Income tax expenses/ (benefits)	$1,895,387	$(760,013)

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

Deferred tax assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liability as of September 30, 2022 and September 30, 2021 are presented below:

	September 30,	September 30,
	2022	2021
Deferred tax asset:
Bad debt provision	$6,992	$7,699
Inventory provision	730	804
Tax loss carryforward	1,740,308	1,916,369
	1,748,030	1,924,872
Deferred tax liability:
Depreciation	$2,505	$2,759

Less: Allowance of deferred tax asset	$1,745,525	$-
Net amount	-	1,922,113

Taxes payable

Taxes payable consisted of the following:

	September 30,	September 30,
	2022	2021
VAT tax payable	$1,392,129	$1,408,729
Company income tax payable	1,916,238	2,110,094
Individual income tax payable	2,019,295	2,223,544
Other taxes payable	174,423	175,936
Totals	$5,502,085	$5,918,303

14. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the year ended September 30, 2022 and 2021, the Company contributed a total of $227,967 and $514,160, respectively, to these funds.

15. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after September 30, 2022 up through October 4, 2023. There were no other subsequent events occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer which both positions are held by Mr. Yulong Yi, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of September 30, 2022, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1)	Inadequate income and cost verification process by the financial department: This weakness increases the risk of revenue recognition errors and potential fraud.

(2)	Ineffective inventory management: This weakness increases the risk of errors in inventory valuation and potential misappropriation of assets.

(3)	Taxation discrepancies: The discrepancy between the declared tax revenue amount and the actual revenue amount increases the risk of penalties for late payment and potential non-compliance with tax regulations.

(4)	Lack of an effective control environment: The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the Company performs risk management, financial analysis, accounting, and financial reporting. The Company did not maintain an effective control environment primarily attributable to the following identified material weaknesses:

- The Company’s management does not demonstrate a strong commitment to internal controls, and there is a lack of accountability for control deficiencies.

- There is a risk of management override and inadequate segregation of duties due to the dual role of the major shareholder as both CEO and CFO. This arrangement grants one individual total authority and control over financial decisions and transactions.

- Ineffective control environment to provide employees with sufficient training on internal control procedures, and there is a lack of communication regarding the importance of internal controls within the Company. This resulted in communication failures of relevant facts necessary for the accounting group to properly conclude on transactions which led to doubtful accounting treatment of certain revenue transactions.

- The Company did not have sufficient personnel with an appropriate level of knowledge, experience, and training commensurate with the complexity of the transactions and the financial reporting requirements.

(5)	We did not hold any formal board meetings or shareholders meetings during the last fiscal year;

(6)	We do not have an audit committee.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff and/or outside consultants experienced in US GAAP financial reporting as well as in SEC reporting requirements. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended September 30, 2022 to contain a material misstatement.

Inherent Limitations on Effectiveness of Controls

Management, including our CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, including the possibility of human error, the circumvention or overriding of controls, or fraud, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

Name	Age	Position
Yulong Yi	46	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman, Director
Shaowei Peng	45	Vice President, Chief Technology Officer

Mr. Yulong Yi has served as the President, CEO and Chairman of Gushen, Inc. since July 2021. With more than a decade of management and executive leadership experience, Mr. Yi founded Zhuoxun Beijing in August 2013, and has served as its CEO and Chairman ever since, supervising all areas of business operations and management. Mr. Yi also served as the CEO and Director of Zhuoxin Beijing, a subsidiary of Zhuoxun Beijing, since founding the company in December 2020. In 2008, Mr. Yi graduated from Beijing Enterprise Management Institute with a degree in business management.

Mr. Shaowei Peng has served as the vice president and chief technology officer of Gushen, Inc. since July 2021, and Zhuoxun Beijing since June 2016. At Zhuoxun Beijing, Mr. Peng leads all aspect of technology offering and product design. Before assuming his current positions, Mr. Peng served as General Manager of Beijing Xuri Yuanfan Technology Development Co., Ltd., an internet solution company, from July 2006 to June 2016. From September 2002 to June 2006, Mr. Peng served as manager of the technology department at Beijing Shidai Saibo Technology Development Co., Ltd., an IT solution company. Earlier in his career, Mr. Peng started at Beijing Jinhaihang Electronic Technology Co., Ltd., serving as a technical support engineer for the company’s education software businesses, from March 2000 to August 2002. Mr. Peng graduated from China Management Software Institute in 1999.

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

Compensation Committee Report

We do not currently have a compensation committee. The Chairman of the Board has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Annual Report on Form 10-K and, based on such review and discussions, the Compensation Committee recommended to the Board and the Board of to include such disclosure in this Annual Report on Form 10-K.

Member of the Board:

Yulong Yi (Chairman)

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and greater-than-ten-percent shareholders to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on our review of the copies of such reports furnished to us or written representations from such persons, we believe that:

●	Mr. Yulong Yi has not filed one Form 3 when he was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman of the Company and beneficially acquired 171,720,000 shares of the Company’s Common Stock on July 31, 2021.

●	Mr. Yulong Yi has not filed one Form 4 when he beneficially acquired 63,275,400 shares of the Company’s Common Stock from other individual affiliated shareholders of the Company on January 4, 2022;

●	Mr. Shaowei Peng has not filed one Form 3 when he was appointed as Vice President and Chief Technology Officer of the Company and acquired 76,320,000 shares of the Company’s Common Stock on July 31, 2021.

●	Mr. Shaowei Peng has not filed one Form 4 when he beneficially sold 57,204,150 shares of the Company’s common stock to other individual affiliated shareholders of the Company on January 4, 2022.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis, or CD&A, discusses the compensation program for the executives identified as named executive officers (“NEOs”) in the Summary Compensation Table and below. In this CD&A, the terms “we,” “us,” “our,” “Gushen” and the “Company” refer to Gushen, Inc.

Overview of Executive Compensation Program

In this CD&A, we describe our overall compensation philosophy, objectives and practices. Our compensation philosophy and objectives generally apply to all of our employees, and most of our key employees are eligible to participate in the main components of our compensation program: (i) base salary, (ii) equity incentive plan. The relative value of each of these components of our compensation program varies from year to year and for each employee, depending primarily on our financial and stock price performance, the employee’s role and responsibilities and competitive market data.

Compensation Philosophy

The compensation philosophy of the Company is to complement and support the Company’s mission by attracting, motivating, rewarding and retaining the right talent so that the Company’s mission and purpose can be achieved. We do this by offering a competitive, consistent and fair compensation structure that meets the market and allows for flexibility to exceed the market when performance factors warrant it.

Compensation Objectives

Leadership and motivation of our executive officers are critical to our long-term success, and the market for high-quality executive officers in our industry remains competitive. Our challenge is to offer a compensation program that is competitive and at the same time reinforces our commitment to being a brand-led, consumer-first organization and our strategic priorities.

Compensation Program Design

Our compensation program for our executive officers is designed to reward our executive officers competitively when they achieve targeted annual performance goals, increase shareholder value, and maintain long-term careers with us. In our view, a competitive pay package in our industry includes:

●	a salary that provides for a minimum level of compensation for an executive officer;

●	long-term equity incentives that offer significant rewards if the market price of our Common Stock increases in the future; and

●	benefits that aim to be competitive with those that are offered by companies similar to ours.

Risk and Compensation

We believe our compensation programs for executive officers are designed to encourage prudent risk-taking to achieve long-term growth in shareholder value. A variety of principles and practices contribute to the alignment of our executive compensation programs with our overall risk profile, including the following:

●	Our programs are designed to drive achievement of our strategic objectives, short- and long-term financial performance and growth in shareholder value, while also promoting the attraction and retention of executive talent.

●	Our programs balance strategic, financial and shareholder measures.

●	Our programs enable balance short- and long-term performance incentives via equity compensation.

●	Our Board generally establish both strategic and financial measures at the beginning of a performance period.

●	Base salaries and annual adjustments for executive officers are generally based on market practices and our financial condition and aim to provide total compensation that is competitive with other similarly sized companies.

●	The Company maintains a policy prohibiting hedging by our director, executive officers, and other insiders.

Components of Compensation

The table below sets forth a summary of the key elements of our 2021 and 2022 compensation program for NEOs.

Component	Description	Purpose
Base Salary	Fixed cash component.	Reward for level of responsibility, experience and sustained individual performance.
Long-Term Incentives	Equity Incentive Plan 2021 allows for the grant of but currently has not granted to any NEO, any form of awards recognized under the Plan.	Reward for the creation of stockholder value, align the interests of employees and shareholders, and retain executives for the long-term.
Other Compensation	A matching contribution to our defined pension and various health, life and disability insurance plans and other customary employee benefits.	Provide an appropriate level of employee benefit plans and programs.
Other Policies	Insider trading policy, which includes anti-hedging and anti-pledging policies.	Enhance alignment with stockholder interests.

Base Salary

The base salaries for our named executive officers are set forth in the Summary Compensation Table below.

Long-Term Incentives

With respect to long-term incentives, the Company has established an Equity Incentive Plan in 2021, under which stock options, stock appreciation rights, restricted shares and performance awards may be awarded to our executive officers. While no award has been issued to any NEO as of September 30, 2022, the Board periodically reviews such options.

These components constitute what we refer to as “total direct compensation” with respect to each executive officer. We also provide compensation for our executive officers in the form of various other employee benefits and perquisites, most of which are generally available to all our employees.

Each of the elements of our compensation program helps us achieve the objectives of our program, and we believe that, together, they are effective in achieving our overall objectives.

Compensation Determinations

The use and weight of each compensation component is based on a determination by the Board of the importance of each component in meeting our overall objectives.

The Board considers several factors when determining appropriate compensation levels for each executive officer, including:

●	analyses of competitive compensation practices;

●	individual performance in light of Company goals and objectives relevant to executive compensation;

●	individual leadership, experience, expertise, skills, and knowledge;

●	labor market conditions (which affect the compensation required to attract and retain key talent); and

●	analyses from competitive market data pertaining to executive compensation at comparable companies.

The Board’s approach to evaluating these factors is subjective and not formulaic, and the Board may place more or less weight on a particular factor, or consider other factors it deems relevant, when determining compensation.

The Board may consider, in addition to the factors described above:

●	the individual’s accumulated vested and unvested equity awards;

●	the vesting schedule of the individual’s outstanding equity awards;

●	a comparison of individual equity awards between executive officers and in relation to other compensation elements;

●	potential shareholder dilution resulting from stock awards to employees;

●	total accounting expense resulting from executive compensation;

●	shareholders’ advisory votes on executive compensation; and

●	past levels of compensation awarded and earned.

Competitive Market Compensation Survey Information

As discussed above, the Board considers competitive compensation practices as just one of many factors used to determine compensation for the Company’s executives, including for the purpose of determining the extent to which the Company’s executive compensation practices are competitive relative to competitors and peer companies to attract and retain talented executives. The Board reviews aggregated data from general industry surveys, retail/wholesale surveys and consumer retail industry surveys. The Board generally focuses on a subset of companies within a comparable industry and/or range of revenues.

Summary Compensation Table

The following table sets forth information regarding the total compensation of our named executive officers, as determined under Item 402 of Regulation S-K, for the years ended September 30, 2022, 2021 and 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Yulong Yi,	2020	120,932	37,343	-	-	-	158,275
President	2021	117,493	33,138	-	-	-	150,631
	2022	120,393	5,456	-	-	-	125,849

Shaowei Peng,	2020	52,244	499	-	-	-	52,743
Vice President	2021	54,751	33.138
	2022	51,309	12,827	-	-	-	64,136

Salary

Salaries paid to our named executive officers are set forth in the Summary Compensation Table.

Performance Bonus

No Performance Bonus has been awarded.

Option awards

No Option Awards has been awarded.

Stock awards

No Stock Awards has been awarded.

All Other Compensation

All other compensation of our NEOs is set forth in the Summary Compensation Table.

We provide our NEOs with competitive benefits, and we generally do not provide perquisites or tax reimbursements or other benefits to NEOs that are not available to other employees. Our NEOs were offered other benefits that were substantially the same as those offered to all of our employees. These benefits included medical, dental and vision insurance. We also provide an enhanced long-term disability benefit to our executive officers. This benefit is designed to provide additional protection to our executive officers in the event of catastrophic illness or disability.

Employment Agreements

On August 21, 2020, Zhuoxun Beijing entered into employment agreements with Mr. Yulong Yi, Chief Executive Officer, and Mr. Shaowei Peng, Vice President, respectively. Pursuant to the employment agreements, the Company agreed to pay to Mr. Yi an annual base salary of $120,393, and to Mr. Peng an annual base salary of $51,309, without any increase of salary in each fiscal year during the term of the agreements. In addition, the Company agreed to a regular overtime rate of 150% of the base salary, an overtime rate of 200% of the base salary during vacation and weekend, and an overtime rate of 300% of the base salary during legal holidays. Each of Mr. Yi and Mr. Peng is entitled to certain bonus based on their work performance, and certain welfare such as medical insurance. Pursuant to the employment agreements, if the Company terminates the executive’s employment without “Cause” (as defined in the agreement), the executive will receive certain severance payment.

Change in Control Payments

We do not have any cash severance arrangements with our NEOs directly tied to a change in control of the Company.

Pay Ratio Disclosure

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Yulong Yi, our CEO, pursuant to Item 402(u) of Regulation S-K.

For 2022, our last completed fiscal year: (i) the median of the annual total compensation of all employees of the Company (other than our CEO) was $426,844, and (ii) the total annual compensation of our CEO was $125,849. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 4.4 to 1 for 2022.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the median employee, the methodology and the material assumptions, adjustments and estimates that we used were as follows:

●	We excluded individuals who had worked at the Company and its consolidated subsidiaries for less than 3 months in 2022 in order to better represent our typical employee population. After excluding such individuals, we determined that there were 26 individuals (other than our CEO) in our employee population during 2022.

●	We selected September 30, 2022, which is within the last three months of 2022, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient manner, including to more easily calculated total annualized compensation for each employee.

●	To identify the median employee from our employee population, we calculated each employee’s annualized compensation for 2022 based on compensation reported in their income tax certificates.

●	Using this methodology, we determined that the median employee was 20, with annualized total compensation for 2022 in the amount of $1,027631.

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2022 Summary Compensation Table included in this Annual Report.

The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Grants of Plan-Based Awards

No NEOs received any form of awards under our 2021 Equity Incentive Plan.

2021 Equity Compensation Plan

On December 9, 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved and ratified by the shareholders on December 17, 2021. As of the date hereof, 12,618,523 shares of Restricted Stock has been issued. There are a total of 71,505,227 shares of Common Stock available to be issued under the 2021 Plan.

The general purpose of the 2021 Plan is to provide an incentive to the Company’s employees, directors, and consultants by enabling them to share in the future growth of the Company’s business. The Board believes that the granting of stock options, restricted stock, stock appreciation rights, performance awards and similar kinds of equity-based compensation promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out its long-range plans and securing its growth and financial success.

The Board believes that the 2021 Plan will advance the Company’s interests by enhancing its ability to (a) attract and retain employees, consultants, directors and advisors who are in a position to make significant contributions to the Company’s success; (b) reward the Company’s employees, consultants, directors and advisors for these contributions; and (c) encourage employees, consultants, directors and advisors to take into account the Company’s long-term interests through ownership of its shares.

Description of the 2021 Plan

The following description of the principal terms of the 2021 Plan is a summary and is qualified in its entirety by the full text of the 2021 Plan, which was filed as an exhibit to the Information Statement on Schedule 14C filed on January 20, 2022.

Purpose. The purpose of the Plan is to further and promote the interests of the Company and its Stockholders by enabling the Company to attract, retain and motivate employees, officers, directors and consultants, or those who will become employees, officers, directors or consultants, and to align the interests of those individuals with the interests of the Company’s Stockholders.

Administration. The Plan will be administered by the Board or a committee appointed by the Board (the “Committee”), which will have general administrative authority for the Plan. In the event that the Board has not appointed the Committee, then the Board shall have all the powers of the Committee under the Plan. The Board or the Committee may delegate certain authority to one or more senior executive officers of the Company to to grant, cancel, modify, waive rights with respect to, alter, discontinue, suspend, or terminate awards held by to employees who are not subject to Section 16 of the Exchange Act, subject to the terms or limitations set out by the Board or the Committee.

Eligibility. Persons eligible to receive awards under the Plan include employees, officers, directors and consultants, or those who will become employees, officers, directors or consultants, of the Company and/or its subsidiaries. Awards granted to members of the Committee shall be approved by the Board.

Authorized Shares. The maximum number of shares of Common Stock that may be initially issued or transferred pursuant to awards under the Plan shall not exceed 84,123,750 shares, all of which may be issued as any type of award permitted under the Plan, including, but not limited to, incentive stock options.

Types of Awards. The Plan authorizes the following types of awards (“Awards”):

A stock option is the right to purchase shares of Common Stock at a future date at a specified price per share (the “Exercise Price”). The per share Exercise Price of an option generally may not be less than the fair market value of a share of Common Stock on the date of grant. The maximum term of an option is ten years from the date of grant. An option may either be an incentive stock option or a nonqualified stock option. Incentive stock option benefits are taxed differently from nonqualified stock options, as described under “Federal Income Tax Consequences of Awards Under the Plan” below. Incentive stock options are also subject to more restrictive terms and are limited in amount by the U.S. Internal Revenue Code (the “Code”) and the Plan.

A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive, upon exercise thereof, the excess of (1) the Fair Market Value of one Share on the date of exercise or, if the Board or the Committee shall so determine in the case of any such right other than one related to any Incentive Stock Option, at any time during a specified period before or after the date of exercise over (2) the grant price of the right as specified by the Board or the Committee. Subject to the terms of the Plan, the grant price, term, methods of exercise, methods of settlement, and any other terms and conditions of any stock appreciation right shall be as determined by the Board or the Committee. The Board and the Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate.

Restricted shares are shares of Common Stock granted to Plan participants, subject to such restrictions, terms and conditions, if any, as the Board or the Committee deems appropriate, including, without limitation. Upon satisfaction or lapse of the applicable restrictions, terms, and conditions, subject to applicable securities laws, the participant will receive shares of Common Stock in exchange for such restricted shares.

A Performance Award (“Performance Award”) granted under the Plan (i) may be denominated or payable in cash, shares (including, without limitation, restricted stock), other securities, other Awards, or other property and (ii) shall confer on the holder thereof rights valued as determined by the Board or the Committee and payable to, or exercisable by, the holder of the Performance Award, in whole or in part, upon the achievement of such performance goals during such performance periods as the Board or the Committee shall establish. Subject to the terms of the Plan and any applicable award agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, and the amount of any payment or transfer to be made pursuant to any Performance Award shall be determined by the Board or the Committee. The goals established by the Board or the Committee shall be based on any one, or combination of, earnings per share, return on equity, return on assets, total stockholder return, net operating income, cash flow, revenue, economic value added, increase in Share price or cash flow return on investment, or any other measure the Board or the Committee deems appropriate. Partial achievement of the goal(s) may result in a payment or vesting corresponding to the degree of achievement.

Dividend Equivalents; Deferrals. The Board or the Committee may provide for the deferred payment of awards and may determine the other terms applicable to deferrals. The Board or the Committee may provide that awards under the Plan earn dividends or dividend equivalents based on the amount of dividends paid on outstanding shares of Common Stock.

Transfer Restrictions. Subject to certain exceptions contained in the Plan, awards under the Plan generally are not transferable by the recipient other than by will or the laws of descent and distribution and are generally exercisable, during the recipient’s lifetime, only by the recipient. Any amounts payable or shares issuable pursuant to an award generally will be paid only to the recipient or the recipient’s beneficiary or representative.

Adjustments. As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.

No Limit on Other Authority. The Plan does not limit the authority of the Board or any committee to grant awards or authorize any other compensation, with or without reference to the Company’s Common Stock, under any other plan or authority.

Termination of or Changes to the Plan. The Board may amend or terminate the Plan at any time and in any manner. Stockholder approval for an amendment will be required only to the extent then required by applicable law or any applicable listing agency or required under Sections 422 or 424 of the Code to preserve the intended tax consequences of the plan. For example, stockholder approval will be required for any amendment that proposes to increase the maximum number of shares that may be delivered with respect to awards granted under the Plan (adjustments as a result of stock splits or similar events will not, however, be considered an amendment requiring stockholder approval). Unless terminated earlier by the Board, the authority to grant new awards under the Plan will terminate on January 24, 2032. Outstanding awards generally will continue following the expiration or termination of the Plan.

No award has been awarded under the 2021 Plan as of September 30, 2022.

Tax Withholding

The Company shall have the authority and the right to deduct or withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any income, payroll, and other taxes (including, without limitation, pursuant to the Federal Insurance Contributions Act and the Federal Unemployment Tax Act) to the extent required by law to be withheld with respect to any taxable event concerning a participant arising as a result of an award under the Plan.

Grants of Awards

The grant of awards under the 2021 Plan is discretionary and the Company cannot determine now the specific number or type of options or awards to be granted in the future to any particular person or group.

Equity Compensation Plan Information

The Company has not issued any award during the fiscal year ended September 30, 2022.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee. The Chairman, Mr. Yulong Yi, participated in deliberations of the registrant’s board of directors concerning executive officer compensation.

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of October 4, 2023. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of October 4, 2023  is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name (1)	Number of Shares of Common Stock Beneficially Own		Approximate Percentage of Outstanding Shares of Common Stock	Number of Shares of Preferred Stock Beneficially Own	Approximate Percentage of Outstanding Shares of Preferred Stock	Voting Power on converted basis (2)
Yulong Yi(3)(5)(6)(8)	234,995,400	(9)	57.22%	-	-	55.87%
Shaowei Peng(4)(7)	19,115,850		4.66%	-	-	4.54%
All directors and executive officers (2) as a group	254,111,250		61.88%	-	-	60.31%
5% Shareholders
Zhaowei Zhang			-	250,000	25.00%	0.59%
Pengfei Zhou			-	750,000	75.00%	1.78%
Dean Limited(5)	114,493,382		27.88%	-	-	27.22%
Menominee Limited(6)	88,458,833		21.54%	-	-	21.03%
Dragoon Limited(9)	20,608,567		5.02%	-	-	4.90%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1312-13, 14th Floor, Building No. 2, 1 Hangfeng Road, Fengtai District, Beijing, PRC

(2)	Each Preferred Stock is convertible into 10 shares of Common Stock.

(3)	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary, and Director.

(4)	Chief Technology Officer.

(5)	Dean Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Dean Limited is Yulong Yi.

(6)	Menominee Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Menominee Limited is Yulong Yi.

(7)	Oriental Voice Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Oriental Voice Limited is Mr. Shaowei Peng.

(8)	Discover The Future Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Discover The Future Limited is Yulong Yi.

(9)

Includes: (i) 114,493,382 shares of Common Stock held through Dean Limited, a Hong Kong limited company; (ii) 88,458,833 shares of Common Stock held through Menominee Limited, a Hong Kong limited company; (iii) 11,434,618 shares of Common Stock held through Discover The Future Limited, a Hong Kong limited company; and (iv) 19,080,000 shares of Common Stock held through Frebis Limited, a Hong Kong limited company. The business address of each aforementioned holding entity is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over each aforementioned holding entity is Yulong Yi, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

		September 30,	September 30,	September 30,
	Note	2022	2021	2020
Due from related parties
Yulong Yi	(a)	$9,155	$32,727	$68,444
Ru Zhang	(b)	5,890	6,486	27,812
Shaowei Peng	(c)	8,252	12,063	13,792
		$23,297	$51,276	$110,047

Due to related parties
Yulong Yi		$492	$542	$272
Ru Zhang		-	1	1
		$14	$543	$273

(a)	Chairman of Zhuoxun Beijing and Chairman and legal representative of Fengyuan Beijing. And holds 55.5% voting rights of Zhuoxun Beijing.
(b)	Holder of 4.9% registered capital of Zhuoxun Beijing.
(c)	CTO of Zhouxun Beijing and Director of WFOE.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, WWC P.C., for the fiscal years indicated.

Accounting Fees and Services	For the year ended September 30, 2022	For the year ended September 30, 2021
Audit fees	$102,082	$367,348
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	102,382	367,348

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Certificate of Incorporation	Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015

3.2	Amended and Restated Bylaws	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022

10.1	2021 Equity Incentive Plan	Filed herewith

10.2	Form of Employment Agreement of Beijing Zhuoxun Century Culture Communication Co., Ltd.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.

Date: October 4, 2023	By:	/s/ Yulong Yi
	Name:	Yulong Yi
	Title:	Chairman of the Board of Directors, CEO, President, Treasurer (Principal Executive Officer & Principal Financial Officer & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on October 4, 2023.

Signature	Title

/s/ Yulong Yi	Chairman, Chief Executive Officer, President and Treasurer
Yulong Yi	(Principal Executive Officer & Principal Financial & Accounting Officer)

/s/ Shaowei Peng	Vice President, Chief Technology Officer
Shaowei Peng