Form 10-Q
period 2022-12-31
Gushen, Inc
filed 2024-05-31
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

Fengtai District, Beijing, China 100070

(Address of principal executive offices)

+86-139-4977-8662

(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of May 24, 2024, there are 423,237,273 shares of common stock issued and outstanding.

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,296	$841,686
Other monetary funds	8,012	25,933
Prepayment	528,398	452,425
Other receivables	75,159	140,738
Due from related parties	7,577	23,297
Inventory	13	91
Total Current Assets	807,455	1,484,170

NON-CURRENT ASSETS
Other long-term assets	46,496	80,593
Right of use assets	195,611	285,311
Property, plant and equipment, net	121,636	145,766
Intangible assets	54,428	56,793
Total non-Current Assets	418,171	568,463

TOTAL ASSETS	$1,225,626	$2,052,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,323,177	$2,258,779
Lease Liability - current	155,373	130,598
Contract liability	137,463	340,343
Amount due to related parties	522	506
Payroll payable	778,707	766,978
Tax payable	5,671,186	5,502,085
Other payable	425,170	332,781
Accrued liabilities	3,805,090	3,434,651
Total Current Liabilities	13,296,688	12,766,721

NON-CURRENT LIABILITIES
Lease Liability - non-current	40,239	154,713
Total non-Current Liabilities	40,239	154,713
TOTAL LIABILITIES	13,336,927	12,921,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2022 and 1,000,000 shares issued and outstanding as of September 30, 2022*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 410,618,750 shares issued and outstanding as of December 31, 2022 and 410,618,750 shares issued and outstanding as of September 30, 2022*	41,062	41,062
Additional paid-in capital	40,498	40,498
Statutory reserve	1,545	1,545
(Accumulated deficits) retained earnings	(12,960,923)	(12,080,418)
Accumulated other comprehensive gain (loss)	767,330	1,129,337

Non-controlling interest	(913)	(925)
Total Stockholders’ (Deficit) Equity	(12,111,301)	(10,868,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,225,626	$2,052,633

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended
	December 31,
	2022	2021

REVENUE	$89	$96,178

COST OF REVENUE	1	61,293

GROSS PROFIT	88	34,885

OPERATING EXPENSES
Selling expenses	320,820	1,004,444
General and administrative expenses	292,602	392,175
Total Operating Expenses, net	613,422	1,396,619

LOSS FROM OPERATIONS	(613,334)	(1,361,734)

OTHER INCOME (EXPENSE), NET
Interest income	383	1,695
Other income	-	2,120
Other expense	(267,542)	(2,535)
Total Other Income (Expense), net	(267,159)	1,280

NET (LOSS) INCOME BEFORE TAXES	(880,493)	(1,360,454)

Income tax benefit (expense)	-	-

NET (LOSS) INCOME	(880,493)	(1,360,454)

Less: Net income attributable to non-controlling interests	12	17

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(880,505)	(1,360,471)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(362,007)	(35,166)

COMPREHENSIVE LOSS	$(1,242,500)	$(1,395,620)

Basic and diluted loss per share*	$(0.002)	$(0.003)

Weighted average number of common shares outstanding – basic and diluted*	410,618,750	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)

Net income (loss)							(1,360,471)		17	(1,360,454)

Foreign currency translation adjustment								(35,166)	(16)	(35,182)

Balance at December 31, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(3,968,336)	$128,194	$(883)	$(3,757,820)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

Net loss							(880,505)		12	(880,493)

Foreign currency translation adjustment								(362,007)		(362,007)

Balance at December 31, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,960,923)	$767,330	$(913)	$(12,111,301)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Three Months Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(880,493)	$(1,360,454)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for expected credit losses	3,689	31,110
Loss from the disposal of property and equipment	10,840	-
Depreciation and amortization	20,079	15,906
Amortization of prepaid expenses	35,492	150,242
Changes in operating assets and liabilities:
Other receivables	64,990	47,843
Advances to suppliers	(60,182)	(30,999)
Due from related party	15,948	(15,613)
Inventory	78	(103)
Right of use assets	95,561	-
Accounts payable	(5,064)	(54,206)
Contract liabilities	(207,016)	9,894
Payroll payable	(11,555)	7,388
Tax payables	(462)	(14,314)
Accrued liabilities	256,702
Other payables	79,687	13,368
Lease liabilities- current & non-current	(95,561)	-
Net cash used in operating activities	(677,267)	(1,199,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,971)
Proceeds from sale of equipment	-	-
Net cash used in investing activities	-	(10,971)

EFFECT OF EXCHANGE RATE ON CASH	5,956	31,521

NET CHANGE IN CASH AND CASH EQUIVALENTS	(671,311)	(1,179,388)

CASH AT BEGINNING OF YEAR	$867,619	2,659,622

CASH AT END OF YEAR	$196,308	1,480,234

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	-
Interest	$-	-

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

The accompanying unaudited interim condensed consolidated financial statements reflect the activities of each of the following entities:

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

The following combined financial information of the Group’s VIEs as of December 31, 2022 and September 30, 2022 and for the three months ended December 31, 2022 and 2021 included in the accompanying unaudited interim condensed consolidated financial statements of the Group was as follows:

	At December 31,	At September 30,
	2022	2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$120,891	$789,730
Other monetary funds	8,012	25,933
Prepayment	528,398	452,425
Other receivables	75,159	127,339
Intercompany receivables	176,946	171,655
Due from related parties	7,577	23,297
Inventory	13	91
Total Current Assets	916,996	1,590,470

NON-CURRENT ASSETS
Other long-term assets	46,496	80,593
Right of use assets	195,611	285,311
Property, plant and equipment, net	121,636	145,766
Intangible assets	54,428	56,793
Total non-Current Assets	418,171	568,463

TOTAL ASSETS	$1,335,167	$2,158,933

CURRENT LIABILITIES
Accounts payable	$2,323,177	$2,258,779
Lease Liability - current	155,373	130,598
Contract liability	137,463	340,343
Amount due to related parties	15	14
Payroll payable	778,707	766,978
Tax payable	5,671,186	5,502,085
Other payable	425,170	332,781
Accrued liabilities	3,805,090	3,434,651
Total Current Liabilities	13,296,181	12,766,229

NON-CURRENT LIABILITIES
Lease Liability - non-current	40,239	154,713
Total Non -current Liabilities	40,239	154,713

TOTAL LIABILITIES	$13,336,420	$12,920,942

	For The Three Months Ended December 31,
	2023	2022

REVENUE	$89	$95,155

COST OF REVENUE	1	61,293

GROSS PROFIT	88	34,885

OPERATING EXPENSES
Selling expenses	320,820	1,004,444
General and administrative expenses	292,581	392,175
Total Operating Expenses	613,401	1,396,619

LOSS FROM OPERATIONS	(613,401)	(1,361,734)

OTHER INCOME (EXPENSE), NET
Interest income	328	1,695
Other income	-	2,120
Other expense	(267,542)	(2,535)
Total Other Income (Expense), net	(267,214)	1,280

NET LOSS BEFORE TAXES	(880,527)	(1,360,454)

Income tax benefit (expense)	-	-

NET LOSS	(880,527)	(1,360,454)

	For The Three Months Ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(690,701)	$(1,199,938)
Net cash provided by (used in) investing activities	-	(10,971)
Net cash provided by financing activities	-	-

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIE, including the VIE’ subsidiaries, for which the Gushen Inc, is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries, the VIE and the VIE’ subsidiaries have been eliminated upon consolidation.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2022, the Company’s current liabilities exceeded the current assets by $12,489,233, its accumulated deficit was $12,960,923 and the Company has incurred losses during the three months ended December 31, 2022 and 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its unaudited interim condensed consolidated financial statements.

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

Other revenues include sales of anti-addiction mobile phone device and other revenues. The amount was immaterial compared to total revenue during the three months ended December 31, 2022 and 2021.

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of December 31, 2022 and September 30 2022, the Company’s advances from customer unearned training fee and brand usage fee amounted to $137,463 and $340,343, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended
	December 31,
	2022	2021

Training Revenue	$89	$95,155
Other Revenue	-	1,023
Total Revenue	$89	$96,178

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

The unaudited interim condensed consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the unaudited interim condensed consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2022	RMB6.8973 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the three months ended December 31, 2022	RMB7.1090 to $1
For the three months ended December 31, 2021	RMB6.3914 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2022 and September 30, 2022.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2022 and September 30, 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the three months ended December 31, 2022 and 2021, no single customer accounted for more than 10% of total revenue.

For the three months ended December 31, 2022, The Company has no purchases for this quarter. For the three months ended December 31, 2021, two suppliers accounted for 69%, 23% of the Company’s total purchases, respectively.

As of December 31, 2022, one supplier accounted for 10% of the Company’s total accounts payable balance. As of September 30, 2022, one supplier accounted for 10% of the Company’s total accounts payable balance.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, other monetary funds, accounts and other receivables, other current assets, accounts and other payables, payroll payables, tax payables, accrued liability, and other short-term liabilities approximate their fair value due to their short maturities.

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

As of December 31, 2022 and September 30, 2022, the Company had no investments in financial instruments.

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

Financial Statement Reclassification

Certain balances in the prior year unaudited interim condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current year unaudited interim condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

The Company, its wholly-owned subsidiaries, VIE and VIE’s subsidiaries does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited interim condensed consolidated financial statements of income and cash flows.

3.	PREPAYMENTS

Prepayments consist of the following:

	December 31,	September 30,
	2022	2022

Prepaid marketing fee	$165,191	$160,252
Prepaid service fee	295,933	284,928
Prepaid rent	67,274	7,245
Totals	$528,398	$452,425

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31, 2022	September 30, 2022

Amount due from third parties	$32,695	$33,459
Amount due from employees	37,346	36,500
Deposit & guarantee	26,375	86,684
Others	16,742	17,269
Totals	$113,158	$173,912
Less: allowance for expected credit losses	(37,999)	(33,175)
Other receivables, net	$75,159	$140,738

The following table sets forth the movement of allowance for expected credit losses:

	December 31,	September 30,
	2022	2022

Beginning	$33,175	$30,796
Additions	5,890	5,655
Write off bad debt	(2,201)	-
Exchange rate difference	1,135	(3,276)
Balance	$37,999	$33,175

5.	INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	December 31, 2022	September 30, 2022

Cost	$394,984	$383,252
Less: provision for inventory	(394,971)	(383,161)
Net amount	$13	$91

The following table sets forth the movement of provision for the inventory:

	December 31, 2022	September 30, 2022

Beginning	$383,161	$3,215
Additions	-	412,888
Charge-offs	-	-
Exchange rate difference	11,810	(32,942)
Balance	$394,971	$383,161

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31, 2022	September 30, 2022

Prepaid service fee	$46,496	$80,593
Totals	$46,496	$80,593

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2022	September 30, 2022

Office and computer equipment	$239,055	$280,163
Lease improvement	123,962	120,255
Transportation equipment	76,842	74,544
Less: Accumulated depreciation	$(318,223)	$(329,196)
Totals	$121,636	$145,766

Depreciation expenses charged to the statements of operations for the three months ended December 31, 2022 and 2021 were $16,087 and $13,218, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31,	September 30,
	2022	2022

Software	$99,647	$96,668
Less: Accumulated amortization	(45,219)	(39,875)
Totals	$54,428	$56,793

Amortization charged to the statements of operations for the three months ended December 31, 2022 and 2021 were $3,993 and $1,560, respectively.

9.	LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.73% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	December 31, 2022	September 30, 2022
Right-of-use assets	$195,611	$285,311
Operating lease	195,611	285,311
Lease liabilities - current	155,373	130,598
Operating lease	155,373	130,598
Lease liabilities – non-current	40,239	154,713
Operating lease	40,239	154,713
Total lease liabilities	$195,612	$285,311

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022:

Operating Leases
1st year	$161,307
2nd year	40,783
Total lease payments	202,090
Less: Imputed interest	6,478
Present value of lease liabilities	195,612
Less: Current lease liabilities	155,373
Long-term lease liabilities	40,239

10.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	December 31, 2022	September 30, 2022
Amount due to agents	$1,369,639	$1,333,751
Amount due to other service providers	953,537	925,028
Totals	$2,323,177	$2,258,779

11.	CONTRACT LIABILITY

Contract liability consist of the following:

	December 31, 2022	September 30, 2022

Advance from customers	$137,463	$340,343
Totals	$137,463	$340,343

12.	BALANCES WITH RELATED PARTIES

		December 31,	September 30,
	Note	2022	2022
Due from related parties
Yulong Yi	(a)	$2,584	$9,155
Ru Zhang	(b)	-	5,890
Shaowei Peng	(c)	4,993	8,252
Totals		$7,577	$23,297

Due to related parties
Yulong Yi	(a)	$507	$492
Shaowei Peng	(c)	15	14
Totals		$522	$506

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registered capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

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

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the three months ended December 31, 2022 and 2021.

	For The Three Months Ended
	December 31,
	2022	2021
PRC	$(880,493)	$(1,360,454)
Total income (loss) before income taxes	$(880,493)	$(1,360,454)

Taxes payable

Taxes payable consisted of the following:

	December 31,	September 30,
	2022	2022

VAT tax payable	$1,435,391	$1,392,129
Company income tax payable	1,975,297	1,916,238
Individual income tax payable	2,080,747	2,019,295
Other taxes payable	179,751	174,423
Totals	$5,671,186	$5,502,085

14.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the three months ended December 31, 2022 and 2021, the Company contributed a total of $45,895 and $75,605, respectively, to these funds.

15.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2022 to the date these unaudited interim condensed consolidated financial statements were issued. There is not material subsequent event to disclose in these unaudited interim condensed consolidated financial statements.

Item  2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “GSHN” shall mean Gushen, Inc., a Nevada corporation, and its consolidated subsidiary, as applicable.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Recent Development

Cancellation of award agreements

As previously disclosed in a current report on Form 8-K dated August 3, 2022 (the “Previous Report”), on July 31, 2022, the Company entered into a certain stock award agreement with each of certain grantees (each, a “Participant”) pursuant to which the Company agreed to issue in aggregate 42,061,876 shares of restricted stock (the “Restricted Stock”) under Section 6(c) the Company’s 2021 Equity Incentive Plan (the “EIP”), a form of which is attached as Exhibit 10.2 to the Previous Report. The shares of the Restricted Stock which would have been vested on October 31, 2022, subject to each Participant’s continued employment with Zhuoxun Beijing (as defined in the Previous Report) until such time and other terms and conditions set forth therein. On October 28, 2022, as agreed by each of the Participants and the Company, each of the award agreements was cancelled and voided pursuant to Section 7(b) of the EIP retroactively effective as of the date of such award agreements. Accordingly, the shares of the Restricted Stock were cancelled before vesting.

Restricted Stock Issuance pursuant to 2021 Plan

On March 31, 2023, the Board of Directors of the Company approved the issuance under the 2021 Plan of an aggregate of 12,618,523 restricted shares of common stock to certain employees of Edeschler Limited, the Company’s Hong Kong subsidiary, bearing a legend that such Awards shall be vested on June 30, 2023, pursuant to certain stock award agreement with each of such employees. The issuance of these restricted shares was made pursuant to the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2022, the Company’s current liabilities exceeded the current assets by $12,489,233, its accumulated deficit was $12,960,923 and the Company has incurred losses during the three months ended December 31, 2022 and 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Use of Estimates

The preparation of these unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

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

Other revenues include sales of anti-addiction mobile phone device and other revenues. The amount was immaterial compared to total revenue during the three months ended December 31, 2022 and 2021.

Practical expedients and exemption

Zhuoxun Beijing has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

The unaudited interim consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2022	RMB6.8973 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the three months ended December 31, 2022	RMB7.1090 to $1
For the three months ended December 31, 2021	RMB6.3914 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2022 and September 30, 2022.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2022 and September 30, 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of December 31, 2022 and September 30, 2022, the Company had no investments in financial instruments.

Results of Operations

Comparison of Three Months Ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenue.

	Three Months Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$89	100.00	$96,178	100.00
Cost of revenue	(1)	(1.12)	(61,293)	(63.73)
Gross profit	88	98.88	34,885	36.27
Selling expenses	(320,820)	(360,471.91)	(1,004,444)	(1,044.36)
General and administrative expenses	(292,602)	(328,766.29)	(392,175)	(407.76)
Loss from operations	(613,334)	(689,139.33)	(1,361,734)	(1,415.85)
Other income (expense), net	(267,159)	(300,178.65)	1,280	1.33
Net loss before income taxes	(880,493)	(989,317.98)	(1,360,454)	(1,414.52)
Income tax benefit	-	-	-	-
Net loss	$(880,493)	(989,317.98)	$(1,360,454)	(1,414.52)

Revenue.

The Company’s revenue was decreased from $96,178 to $89 during the three months ended December 31, 2022 compared with the same period in 2021. Due to the impact and restriction of COVID-19, the company’s offline training has been greatly reduced, which resulting in a decline in training revenue, the company will actively in the process of developing new business transformation.

Cost of revenue.

Our cost of revenue was $1 and $61,293 for the three months ended December 31, 2022 and 2021, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin.

Our gross profit was $88 for the three months ended December 31, 2022, compared with a gross profit of $34,885 for the same period in 2021. Gross profit as a percentage of revenue (gross margin) was 98.88% for the three months ended December 31, 2022, compared to a gross margin of 36.27% for the same period in 2021.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $683,624 to $320,820 for the three months ended December 31, 2022, compared to $1,004,444 for the same period in 2021. We adjusted the strategy by reducing our selling employees. Due to the COVID-19 epidemic prevention policy control, the Company’s main business source could not carry out normal business. The Company has adjusted its market layout since late 2021, so the input expenditure of service fees has reduced. Consequently, the selling expenses during the three months ended December 31, 2022 led to an overall downward trend compare to the same period in 2021.

	Three Months ended December 31,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	119,286	37.18	191,708	19.09	(72,422)	(37.78)
Conference Fees	816	0.25	1,389	0.14	(573)	(41.25)
Marketing fee	105,635	32.93	172,577	17.18	(66,942)	(38.79)
Service fee	61,533	19.18	575,289	57.27	(513,756)	(89.30)
Depreciation and amortization	3,558	1.11	3,939	0.39	(381)	(9.67)
Others	29,992	9.35	59,542	5.93	(29,550)	(49.63)
Total Selling Expense	$320,820	100	$1,004,444	100	$(683,624)	(68.06)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $99,573 to $292,602 for the three months ended December 31, 2022, compared to $392,175 for the same period in 2021. The company focused on controlling general and administrative expenses.

	Three Months ended December 31,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	111,370	38.06	218,701	55.77	(107,331)	(49.08)
Depreciation and amortization	16,521	5.65	11,968	3.05	4,553	38.04
Rent	42,496	14.52	53,732	13.70	(11,236)	(20.91)
Profession fee	99,093	33.87	63,932	16.30	35,161	55.00
Bad debt	5,890	2.01	-	-	5,890	100.00
Others	17,232	5.89	43,842	11.18	(26,610)	(60.70)
Total G&A Expenses	$292,602	100	$392,175	100.00	$(99,573)	(25.39)

Income tax benefit.

Our Income tax benefit was nil for the three months ended December 31, 2022 and 2021.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $880,493 and $1,360,454 for the three months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(677,267)	$(1,199,938)
Net cash used in investing activities	-	(10,971)
Net (decrease)/ increase in cash and cash equivalents	(677,267)	(1,210,909)
Effect of exchange rate changes on cash and cash equivalents	5,956	31,521
Cash and cash equivalents at the beginning of period	867,619	2,659,622
Cash and cash equivalents at the end of period	$196,308	$1,480,234

As of December 31, 2022, we had cash and cash equivalents of $196,308. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $677,267 for the three months ended December 31, 2022, as compared to $1,199,938 net cash used in operating activities for the three months ended December 31, 2021.

The net cash used in operating activities for the three months ended December 31, 2022 was mainly due to our net loss of $880,493, and the increase in prepayment of $60,182, partially offset by the adjustments to reconcile net loss to net cash used in operating activities of $70,100.

The net cash used in operating activities for the three months ended December 31, 2021 was mainly due to our net loss of $1,360,454, an increase in amortization of prepaid expenses of $150,242, partially offset by the decrease in other receivable of $47,843.

Investing Activities

Net cash used in investing activities was nil for the three months ended December 31, 2022, as compared to $10,971 for the three months ended December 31, 2021. The net cash used in investing activities for the three months ended December 31, 2021 was mainly attributable to proceeds from sale of of property, plant and equipment.

Off-Balance Sheet Arrangements

As of December 31, 2022 and September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Company has been, and intend to continue, working toward identifying and obtaining new sources of financing. To date it has been dependent on related parties for its source of funding. No assurances can be given that it will be successful in obtaining additional financing in the future. Any future financing that it may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock that it is able to obtain will likely include financial and other covenants that will restrict its flexibility. Any failure to comply with these covenants would have a negative impact on its business, prospects, financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended December 31, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its annual report on Form 10-K for the year ended September 30, 2022, filed with the SEC on October 4, 2023 (the “10-K”).

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

Item 1a. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 10-K. The risks and uncertainties that we face are not limited to those set forth in the 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There have been no material changes to the Company’s risk factors since the filing of the 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has adopted a 2021 Equity Compensation Plan (the “2021 Plan”) on December 9, 2021, which went into effect on February 7, 2022.

On July 31, 2022, the board of directors (the “Board”) approved the issuance of an aggregate of 42,061,876 shares of the Company’s common stock to certain employees of Zhuoxun Beijing as restricted stock under Section 6(c) the 2021 Plan (the “Restricted Stock”) pursuant to a certain stock award agreement (collectively the “Award Agreements”, each an “Award Agreement”) with each of such employees, which shall be vested on October 31, 2022, subject to such employees’ continued employment with Zhuoxun Beijing until such time and other terms and conditions set forth in the Award Agreements. On October 28, 2022, as agreed by each of such intended recipients and the Company, each of the Award Agreements was cancelled and voided pursuant to Section 7(b) of the 2021 Plan retroactively effective as of the date of such Award Agreements. Accordingly, the shares of the Restricted Stock were cancelled before vesting.

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

Gushen, Inc.
(Registrant)

Date: May 31, 2024	By:	/s/ Yulong Yi
Yulong Yi
Chairman of the Board of Directors, Officer &
CEO, President, Treasurer (Principal
Executive Officer & Principal Financial
Accounting Officer)