Form 10-Q
period 2023-03-31
Gushen, Inc
filed 2024-05-31
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of May 24, 2024, 423,237,273 shares of common stock issued and outstanding.

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,560	$841,686
Other monetary funds	4,556	25,933
Prepayment	510,029	452,425
Other receivables	106,744	140,738
Due from related parties	5,757	23,297
Inventory	-	91
Total Current Assets	691,646	1,484,170

NON-CURRENT ASSETS
Other long-term assets	33,930	80,593
Right of use assets	177,808	285,311
Property, plant and equipment, net	106,407	145,766
Intangible assets	52,169	56,793
Total non-Current Assets	370,314	568,463

TOTAL ASSETS	$1,061,960	$2,052,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,341,691	$2,258,779
Lease liability - current	157,508	130,598
Contract liability	137,988	340,343
Amount due to related parties	325,430	506
Payroll payable	771,125	766,978
Tax payable	5,697,959	5,502,085
Other payable	300,885	332,781
Accrued liabilities	4,082,053	3,434,651
Total Current Liabilities	13,814,639	12,766,721

NON-CURRENT LIABILITIES
Lease liability - non-current	20,300	154,713
Total non-Current Liabilities	20,300	154,713
TOTAL LIABILITIES	13,834,939	12,921,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2023 and 1,000,000 shares issued and outstanding as of September 30, 2022*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of March 31, 2023 and 410,618,750 shares issued and outstanding as of September 30, 2022*	41,062	41,062
Additional paid-in capital	40,498	40,498
Statutory reserve	1,545	1,545
Accumulated deficits	(13,575,713)	(12,080,418)
Accumulated other comprehensive gain	720,447	1,129,337
Non-controlling interest	(918)	(925)
Total Stockholders’ Deficits	(12,772,979)	(10,868,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,061,960	$2,052,633

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
REVENUE	$21,722	$445,268	$21,811	$541,446

COST OF REVENUE	13,916	285,998	13,917	347,291

GROSS PROFIT	7,806	159,270	7,894	194,155

OPERATING EXPENSES
Selling expenses	172,032	425,737	492,852	1,430,181
General and administrative expenses	190,790	346,039	483,392	738,214
Total Operating Expenses	362,822	771,776	976,244	2,168,395

LOSS FROM OPERATIONS	(355,016)	(612,506)	(968,350)	(1,974,240)

OTHER INCOME (EXPENSE), NET
Interest income	73	951	456	2,646
Other income	1,122	1,903	1,122	4,023
Other expense	(260,974)	(125)	(528,516)	(2,660)
Total Other Income (Expense), net	(259,779)	2,729	(526,938)	4,009

NET LOSS BEFORE TAXES	(614,795)	(609,777)	(1,495,288)	(1,970,231)

Income tax benefit (expense)	-	-	-	-

NET LOSS	(614,795)	(609,777)	(1,495,288)	(1,970,231)

Less: Net income (loss) attributable to non-controlling interests	(5)	12	7	(5)

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(614,790)	(609,789)	(1,495,295)	(1,970,226)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(46,883)	(1,817)	(408,890)	(36,983)

COMPREHENSIVE LOSS	$(661,678)	$(611,606)	$(1,904,178)	$(2,007,209)

Basic and diluted loss per share*	$(0.001)	$(0.001)	$(0.004)	$(0.005)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	410,618,750	423,237,273	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)

Net loss							(1,970,226)		(5)	(1,970,231)

Foreign currency translation adjustment								(36,983)		(36,983)

Balance at March 31, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(4,578,091)	$126,377	$(889)	$(4,369,398)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

Net loss							(1,495,295)		7	(1,495,288)
Issuance of restricted shares			12,618,523
Foreign currency translation adjustment								(408,890)		(408,890)

Balance at March 31, 2023	1,000,000	$100	423,237,273	$41,062	$40,498	$1,545	$(13,575,713)	$720,447	$(918)	$(12,772,979)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,495,288)	$(1,970,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for expected credit losses	3,759	-
Loss from the disposal of property and equipment	11,046	-
Depreciation and amortization	38,446	37,294
Amortization of prepaid expenses	48,737	320,141
Changes in operating assets and liabilities:
Other receivables	35,466	100,292
Advances to suppliers	(40,926)	(9,366)
Due from related party	18,076	(13,911)
Inventory	92	(4,012)
Right of use assets	115,755	-
Accounts payable	2,867	19,856
Contract liability	(211,030)	100,535
Payroll payable	(22,654)	(1,835)
Tax payables	989	14,289
Accrued liabilities	517,468	-
Other payables	(42,994)	12,985
Lease liabilities- current & non-current	(115,755)	-
Net cash used in operating activities	(1,135,946)	(1,393,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,971)
Net cash used in investing activities	-	(10,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	319,785	-
Net cash provided by financing activities	319,785	-

EFFECT OF EXCHANGE RATE ON CASH	17,658	30,949

NET CHANGE IN CASH AND CASH EQUIVALENTS	(798,503)	(1,373,985)

CASH AT BEGINNING OF YEAR	$867,619	2,659,622

CASH AT END OF YEAR	$69,116	1,285,637

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	-
Interest	$-	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GUSHEN, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following combined financial information of the Company’s VIEs as of March 31, 2023 and September 30, 2022 and for the six months ended March 31, 2023 and 2022 included in the accompanying consolidated financial statements of the Company was as follows:

	At March 31,	At September 30,
	2023	2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$55,089	$789,730
Other monetary funds	4,556	25,933
Prepayment	510,029	452,425
Other receivables	106,744	127,339
Intercompany receivables	177,735	171,655
Due from related parties	5,757	23,297
Inventory	-	91
Total Current Assets	859,910	1,590,470

NON-CURRENT ASSETS
Other long-term assets	33,930	80,593
Right of use assets	177,808	285,311
Property, plant and equipment, net	106,407	145,766
Intangible assets	52,169	56,793
Total non-Current Assets	370,314	568,463
TOTAL ASSETS	$1,230,224	$2,158,933

CURRENT LIABILITIES
Accounts payable	$2,341,691	$2,258,779
Lease Liability - current	157,508	130,598
Contract liability	137,988	340,343
Amount due to related parties	324,898	14
Intercompany payables	58,252	-
Payroll payable	771,125	766,978
Tax payable	5,697,959	5,502,085
Other payable	300,885	332,781
Accrued Liabilities	4,082,053	3,434,651
Total Current Liabilities	13,872,359	12,766,229

NON-CURRENT LIABILITIES
Lease Liability - non-current	20,300	154,713
Total Non -current Liabilities	20,300	154,713
TOTAL LIABILITIES	$13,892,659	$12,920,942

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$21,722	$445,268	$21,811	$541,446

COST OF REVENUE	13,916	285,998	13,917	347,291

GROSS PROFIT	7,806	159,270	7,894	194,155

OPERATING EXPENSES
Selling expenses	172,032	425,737	492,852	1,430,181
General and administrative expenses	190,766	346,039	483,347	738,214
Total Operating Expenses	362,798	771,776	976,199	2,168,395

LOSS FROM OPERATIONS	(354,992)	(612,506)	(968,305)	(1,974,240)

OTHER INCOME (EXPENSE), NET
Interest income	52	951	380	2,646
Other income	1,122	1903	1,122	4023
Other expense	(260,974)	(125)	(528,516)	(2660)
Total Other Income (Expense), net	(259,800)	2729	(527,014)	4,009

NET LOSS BEFORE TAXES	(614,792)	(609,777)	(1,495,319)	(1,970,231)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(614,792)	$(609,777)	$(1,495,319)	$(1,970,231)

	For The Six Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,092,298)	$(1,393,963)
Net cash provided by (used in) investing activities	-	(10,971)
Net cash provided by financing activities	319,763	-

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIE, including the VIE’ subsidiaries, for which the Gushen Inc, is the primary beneficiary.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2023, the Company’s current liabilities exceeded the current assets by $13,122,993, its accumulated deficit was $13,575,713 and the Company has incurred losses during the six months ended March 31, 2023 and 2022. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

COVID-19 Outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours and Zhuoxun Beijing’s. This outbreak could decrease spending, adversely affect demand for Zhuoxun Beijing’s services and harm Zhuoxun Beijing’s business and results of operations. Since March 2020, as different variants and subvariants of COVID-19 developed and spread in various regions across China, PRC provincial and local governments have imposed various forms of strict lockdowns, mass testing and extensive contact tracing measures for extended periods of time. Recent examples include lockdown measures put in place by the local governments in Shenzhen, Guangdong Province, Changchun, Jilin Province and City of Shanghai in March to May 2022. Zhuoxun Beijing’s main business was affected by China’s anti-epidemic measures such as restrictions on public gatherings during the COVID-19 pandemic until January 2023, when most government restrictions were lifted.

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

Other revenues include sales of anti-addiction mobile phone device and other revenues. The amount was immaterial compared to total revenue during the six months ended March 31, 2023 and 2022.

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of March 31, 2023 and September 30 2022, the Company’s advances from customer unearned training fee and brand usage fee amounted to $137,988 and $340,343, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Training Revenue	$85	$426,840	$174	$521,995
Charge for use of brand	21,636	-	21,636	-
Other Revenue	1	18,428	1	19,451
Total Revenue	$21,722	$445,268	$21,811	$541,446

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2023	RMB6.8667 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the six months ended March 31, 2023	RMB6.9766 to $1
For the six months ended March 31, 2022	RMB6.3694 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2023 and September 30, 2022.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2023 and September 30, 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the six months ended March 31, 2023 and 2022, no single customer accounted for more than 10% of total revenue.

For the six months ended March 31, 2023, one supplier accounted for 100% of the Company’s total purchases. For the six months ended March 31, 2022, five suppliers accounted for 35%,19%,13%,12%,12% of the Company’s total purchases, respectively.

As of March 31, 2023, one supplier accounted for 10% of the Company’s total accounts payable balance. As of September 30, 2022, one supplier accounted for 10% of the Company’s total accounts payable balance.

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

As of March 31, 2023 and September 30, 2022, the Company had no investments in financial instruments.

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

Financial Statement Reclassification

Certain balances in the prior year consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position.

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

The Company, its wholly-owned subsidiaries, VIE and VIE’s subsidiaries does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of income and cash flows.

3.	PREPAYMENTS

Prepayments consist of the following:

	March 31,	September 30,
	2023	2022

Prepaid marketing fee	$165,928	$160,252
Prepaid service fee	296,551	284,928
Prepaid rent	47,550	7,245
Totals	$510,029	$452,425

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31,	September 30,
	2023	2022

Amount due from third parties	67,956	33,459
Amount due from employees	36,056	36,500
Deposit & guarantee	26,492	86,684
Others	14,408	17,269
Totals	$144,912	$173,912
Less: allowance for expected credit losses	(38,168)	(33,175)
Other receivables, net	$106,744	$140,738

The following table sets forth the movement of expected credit losses:

	March 31,	September 30,
	2023	2022

Beginning	$33,175	$30,796
Additions	3,759	5,655
Exchange rate difference	1,234	(3,276)
Balance	$38,168	$33,175

5.	INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	March 31,	September 30,
	2023	2022

Cost	$396,733	$383,252
Less: provision for inventory	(396,733)	(383,161)
Totals	$-	$91

The following table sets forth the movement of provision for the inventory:

	March 31,	September 30,
	2023	2022

Beginning	$383,161	$3,215
Additions	-	412,888
Exchange rate difference	13,572	(32,942)
Balance	$396,733	$383,161

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	March 31,	September 30,
	2023	2022

Prepaid service fee	33,930	80,593
Totals	$33,930	$80,593

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31,	September 30,
	2023	2022

Office and computer equipment	$240,121	$280,163
Lease improvement	124,514	120,255
Transportation equipment	77,185	74,544
Less: Accumulated depreciation	$(335,413)	$(329,196)
Totals	$106,407	$145,766

Depreciation expenses charged to the statements of operations for the three months ended March 31, 2023 and 2022 were $15,827 and $18,754, and for the six months ended March 31, 2023 and 2022 were $31,914 and $35,889, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,	September 30,
	2023	2022

Software	$100,092	$96,668
Less: Accumulated amortization	(47,923)	(39,875)
Totals	$52,169	$56,793

Amortization charged to the statements of operations for the three months ended March 31, 2023 and 2022 were $2,538 and $2,695, and for the six months ended March 31, 2023 and 2022 were $6,531 and $5,830, respectively.

9.	LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.74% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	March 30,	September 30,
	2022	2022
Right-of-use assets	$177,808	$285,311
Operating lease	177,808	285,311
Lease liabilities - current	157,508	130,598
Operating lease	157,508	130,598
Lease liabilities – non-current	20,300	154,713
Operating lease	20,300	154,713
Total lease liabilities	$177,808	$285,311

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023:

Operating Leases
1st year	$162,026
2nd year	20,482
Total lease payments	182,508
Less: Imputed interest	4,700
Present value of lease liabilities	177,808
Less: Current lease liabilities	157,508
Long-term lease liabilities	20,300

10.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	March 31,	September 30,
	2023	2022
Amount due to agents	$1,383,902	$1,333,751
Amount due to other service providers	957,789	925,028
Totals	$2,341,691	$2,258,779

11.	CONTRACT LIABILITY

Contract liability consist of the following:

	March 31, 2023	September 30, 2022
Advance from customers	$137,988	$340,343
Totals	$137,988	$340,343

12.	BALANCES WITH RELATED PARTIES

		March 31,	September 30,
	Note	2023	2022
Due from related parties
Yulong Yi	(a)	$742	$9,155
Ru Zhang	(b)	-	5,890
Shaowei Peng	(c)	5,015	8,252
Totals		$5,757	$23,297

Due to related parties
Yulong Yi	(a)	$325,415	$492
Shaowei Peng	(c)	15	14
Totals		$325,430	$506

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registered capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

Amount due from related parties are mainly the out-of-pocket expenses incurred by the related parties for working purpose which are to be reimbursed by the Company. Amount due to related parties are mainly cash in advance provided to the related parties by the Company.

All the above balances are due on demand, interest-free, unsecured and expected to be settled within one operating period.

13.	TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the three months ended March 31, 2023 and 2022 and six months ended March 31, 2023 and 2022.

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
PRC	$(614,795)	$(609,777)	$(1,495,288)	$(1,970,231)
Total income (loss) before income taxes	$(614,795)	$(609,777)	$(1,495,288)	$(1,970,231)

Taxes payable

Taxes payable consisted of the following:

	March 31,	September 30,
	2023	2022

VAT tax payable	$1,443,116	$1,392,129
Company income tax payable	1,984,106	1,916,238
Individual income tax payable	2,090,025	2,019,295
Other taxes payable	180,712	174,423
Totals	$5,697,959	$5,502,085

14.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the six months ended March 31, 2023 and 2022, the Company contributed a total of $93,480 and $145,945, respectively, to these funds.

15.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2023 to the date these condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these condensed consolidated financial statements.

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

COVID-19 Outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours and Zhuoxun Beijing’s. This outbreak could decrease spending, adversely affect demand for Zhuoxun Beijing’s services and harm Zhuoxun Beijing’s business and results of operations. Since March 2020, as different variants and subvariants of COVID-19 developed and spread in various regions across China, PRC provincial and local governments have imposed various forms of strict lockdowns, mass testing and extensive contact tracing measures for extended periods of time. Recent examples include lockdown measures put in place by the local governments in Shenzhen, Guangdong Province, Changchun, Jilin Province and City of Shanghai in March to May 2022. Zhuoxun Beijing’s main business was affected by China’s anti-epidemic measures such as restrictions on public gatherings during the COVID-19 pandemic until January 2023, when most government restrictions were lifted.

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

Other revenues include sales of anti-addiction mobile phone device and other revenues. The amount was immaterial compared to total revenue during the six months ended March 31, 2023 and 2022.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2023	RMB6.8667 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the six months ended March 31, 2023	RMB6.9766 to $1
For the six months ended March 31, 2022	RMB6.3694 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2023 and 2022.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2023 and 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of March 31, 2023 and 2022, the Company had no investments in financial instruments.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$21,722	100.00	$445,268	100
Cost of revenue	(13,916)	(64.06)	(285,998)	(64.23)
Gross profit	7,806	35.94	159,270	35.77
Selling expenses	(172,032)	(791.97)	(425,737)	(95.61)
General and administrative expenses	(190,790)	(878.33)	(346,039)	(77.71)
Loss from operations	(355,016)	(1,634.36)	(612,506)	(137.56)
Other income	(259,779)	(1,195.93)	2,729	0.61
Net loss before income taxes	(614,795)	(2,830.29)	(609,777)	(136.95)
Income tax benefit	-	-	-	-
Net loss	$(614,795)	(2,830.29)	$(609,777)	(136.95)

Revenue

The Company’s revenue decreased from $445,268 to $21,722 during the three months ended March 31, 2023 compared with the same period in 2022. Although the Chinese government removed most COVID-19 restrictions in January 2023, the influence of COVID-19 still existed. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s offline courses and thereby a decline in training revenue. People were still worried about the traditional stores and lack of investment confidence, resulting in the actual transformation of use of brand revenue became more difficult, which leads to a dramatic decrease of charge for use of brand revenue. The company is actively in the process of developing new business.

Cost of revenue

Our cost of revenue was $13,916 and $285,998 for the three months ended March 31, 2023 and 2022, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin

Our gross profit was $7,806 for the three months ended March 31, 2023, compared with a gross profit of $159,270 for the same period in 2022. Gross profit as a percentage of revenue (gross margin) was 35.94% for the three months ended March 31, 2023, compared to 35.77% for the same period in 2022.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee and marketing fees. Our selling expenses decreased by $253,705 to $172,032 for the three months ended March 31, 2023, compared to $425,737 for the same period in 2022. Due to the COVID-19 epidemic prevention policy control, the Company’s main business source could not carry out normal business. The Company has adjusted its market layout since late 2021, so the input expenditure of service fees has reduced.

	Three Months ended March 31,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	101,912	59.24	141,198	33.17	(39,286)	(27.82)
Conference Fees	563	0.33	-	-	563	100.00
Marketing fee	21,999	12.79	97,459	22.89	(75,460)	(77.43)
Service fee	39,540	22.98	163,891	38.50	(124,351)	(75.87)
Depreciation and amortization	3,693	2.15	3,939	0.93	(246)	(6.25)
Others	4,325	2.51	19,250	4.52	(14,925)	(77.53)
Total Selling Expense	$172,032	100	$425,737	100	$(253,705)	(59.59)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $155,249 to $190,790 for the three months ended March 31, 2023, compared to $346,039 for the same period in 2022. The company focused on controlling general and administrative expenses.

	Three Months ended March 31,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	92,613	48.54	139,383	40.28	(46,770)	(33.56)
Depreciation and amortization	14,673	7.69	17,448	5.04	(2,775)	(15.90)
Rent	48,888	25.62	66,093	19.1	(17,205)	(26.03)
Profession fee	16,631	8.72	-	-	16,631	100.00
Others	17,985	9.43	123,115	35.58	(105,130)	(85.39)
Total G&A Expenses	$190,790	100	$346,039	100	$(155,249)	(44.86)

Income tax benefit

Our Income tax benefit were nil for the three months ended March 31, 2023 and 2022.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $614,795 and $609,777 for the three months ended March 31, 2023 and 2022, respectively.

Comparison of Six Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Six Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$21,811	100.00	$541,446	100
Cost of revenue	(13,917)	(63.81)	(347,291)	(64.14)
Gross profit	7,894	36.19	194,155	35.86
Selling expenses	(492,852)	(2,259.65)	(1,430,181)	(264.14)
General and administrative expenses	(483,392)	(2,216.28)	(738,214)	(136.34)
Loss from operations	(968,350)	(4,439.73)	(1,974,240)	(364.62)
Other income	(526,938)	(2,415.93)	4,009	0.74
Net loss before income taxes	(1,495,288)	(6,855.66)	(1,970,231)	(363.88)
Income tax benefit	-	-	-	-
Net loss	$(1,495,288)	(6,855.66)	$(1,970,231)	(363.88)

Revenue

The Company’s revenue decreased from $541,446 to $21,811 during the six months ended March 31, 2023 compared with the same period in 2022. Although the Chinese government removed most COVID-19 restrictions in January 2023, the influence of COVID-19 still existed. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s offline courses and thereby a decline in training revenue. People were still worried about the traditional stores and lack of investment confidence, resulting in the actual transformation of use of brand revenue became more difficult, which leads to a dramatic decrease of charge for use of brand revenue. The company is actively in the process of developing new business.

Cost of revenue

Our cost of revenue was $13,917 and $347,291 for the six months ended March 31, 2023 and 2022, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin

Our gross profit was $7,894 for the six months ended March 31, 2023, compared with a gross profit of $194,155 for the same period in 2022. Gross profit as a percentage of revenue (gross margin) was 36.19% for the six months ended March 31, 2023, compared to a gross profit of 35.86% for the same period in 2022.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $937,329 to $492,852 for the six months ended March 31, 2023, compared to $1,430,181 for the same period in 2022. Due to the COVID-19 epidemic prevention policy control, the Company’s main business source could not carry out normal business. The Company has adjusted its market layout since late 2021, so the input expenditure of service fees has reduced.

	Six Months ended March 31,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	221,198	44.88	332,906	23.28	(111,708)	(33.56)
Conference Fees	1,379	0.28	1,389	0.10	(10)	(0.72)
Marketing fee	127,634	25.90	270,036	18.88	(142,402)	(52.73)
Service fee	101,073	20.51	739,180	51.68	(638,107)	(86.33)
Depreciation and amortization	7,251	1.47	7,878	0.55	(627)	(7.96)
Others	34,317	6.96	78,792	5.51	(44,475)	(56.45)
Total Selling Expense	$492,852	100	$1,430,181	100	$(937,329)	(65.54)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $254,822 to $483,392 for the six months ended March 31, 2023, compared to $738,214 for the same period in 2022. The Company focused on controlling general and administrative expenses.

	Six Months ended March 31,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	203,983	42.20	358,084	48.51	(154,101)	(43.03)
Depreciation and amortization	31,194	6.45	29,416	3.98	1,778	6.04
Rent	91,384	18.90	119,825	16.23	(28,441)	(23.74)
Profession fee	115,724	23.94	63,932	8.66	51,792	81.01
Bad debt	6,002	1.24	-	-	6,002	100.00
Others	35,105	7.26	166,957	22.62	(131,852)	(78.97)
Total G&A Expenses	$483,392	100	$738,214	100	$(254,822)	(34.52)

Income tax benefit

Our Income tax benefit were nil for the six months ended March 31, 2023 and 2022.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $1,495,288 and $1,970,231 for the six months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(1,135,946)	$(1,393,963)
Net cash used in investing activities	-	(10,971)
Net cash provided by financing activities	319,785	-
Net decrease in cash and cash equivalents	(816,161)	(1,404,934)
Effect of exchange rate changes on cash and cash equivalents	17,658	30,949
Cash and cash equivalents at the beginning of period	867,619	2,659,622
Cash and cash equivalents at the end of period	$69,116	$1,285,637

As of March 31, 2023, we had cash and cash equivalents of $69,116. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $1,135,946 for the six months ended March 31, 2023, as compared to $1,393,963 net cash used in operating activities for the six months ended March 31, 2022.

The net cash used in operating activities for the six months ended March 31, 2023 was mainly due to our net loss of $1,495,288, partially offset by the adjustments to reconcile net loss of $101,988, the increase in other receivable of $35,466.

The net cash used in operating activities for the six months ended March 31, 2022 was mainly due to our net loss of $1,970,231, partially offset by the increase in amortization of prepaid expenses of $320,141, the increase in other receivable of $100,292, and the increase in advance from clients of $100,535.

Investing Activities

Net cash used in investing activities was nil for the six months ended March 31, 2023, as compared to net cash used in investing activities of $10,971 for the six months ended March 31, 2022. The net cash used in investing activities for the six months ended March 31, 2022 was mainly attributable to purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $319,785 for the six months ended March 31, 2023, which primarily attributable to the increase of amount due to related parties, as compared to $nil for the six months ended March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2023 and September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the six months ended March 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its annual report on Form 10-K for the year ended September 30, 2022, filed with the SEC on October 4, 2023 (the “10-K”).

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

Item 1a. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 10-K. The risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There have been no material changes to the Company’s risk factors since the filing of the 10-K.

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