Form 10-Q
period 2023-06-30
Gushen, Inc
filed 2024-05-31
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

GUSHEN, INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,905	$841,686
Other monetary funds	2,856	25,933
Prepayment	468,474	452,425
Other receivables	157,016	140,738
Due from related parties	19,235	23,297
Inventory	-	91
Total Current Assets	699,486	1,484,170

NON-CURRENT ASSETS
Other long-term assets	24,086	80,593
Right of use assets	150,473	285,311
Property, plant and equipment, net	86,757	145,766
Intangible Assets	47,013	56,793
Total non-Current Assets	308,329	568,463

TOTAL ASSETS	$1,007,815	$2,052,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,213,296	$2,258,779
Lease liability - current	150,473	130,598
Contract liability	130,544	340,343
Amount due to related parties	618,859	506
Payroll payable	715,922	766,978
Tax payable	5,393,422	5,502,085
Other payable	274,977	332,781
Accrued liabilities	4,112,901	3,434,651
Total Current Liabilities	13,610,394	12,766,721

NON-CURRENT LIABILITIES
Lease liability - non-current	-	154,713
Total non-Current Liabilities	-	154,713
TOTAL LIABILITIES	13,610,394	12,921,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2023 and 1,000,000 shares issued and outstanding as of September 30, 2022*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of June 30, 2023 and 410,618,750 shares issued and outstanding as of September 30, 2022*	42,324	41,062
Additional paid-in capital	63,236	40,498
Statutory reserve	1,545	1,545
Accumulated deficits	(14,129,031)	(12,080,418)
Accumulated other comprehensive gain	1,420,163	1,129,337
Non-controlling interest	(916)	(925)
Total Stockholders’ Deficit	(12,602,579)	(10,868,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,007,815	$2,052,633

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE	$561	$965,542	$22,340	$1,506,988

COST OF REVENUE	7	549,970	13,904	897,261

GROSS PROFIT	554	415,572	8,436	609,727

OPERATING EXPENSES
Selling expenses	94,844	613,971	587,696	2,044,152
General and administrative expenses	201,510	285,562	684,902	1,023,776
Total Operating Expenses	296,354	899,533	1,272,598	3,067,928

LOSS FROM OPERATIONS	(295,800)	(483,961)	(1,264,162)	(2,458,201)

OTHER INCOME (EXPENSE), NET
Interest income	27	793	483	3,439
Other income	127	610	1,249	4,633
Other expense	(257,670)	(285)	(786,174)	(2,945)
Total Other Income (Expense), net	(257,516)	1,118	(784,442)	5,127

NET LOSS BEFORE TAXES	(553,316)	(482,843)	(2,048,604)	(2,453,074)

Income tax benefit (expense)	-	-	-	-

NET LOSS	(553,316)	(482,843)	(2,048,604)	(2,453,074)

Less: Net income (loss) attributable to non-controlling interests	2	17	9	12

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(553,318)	(482,860)	(2,048,613)	(2,453,086)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	699,716	212,836	290,826	175,853

COMPREHENSIVE INCOME (LOSS)	$146,400	$(270,024)	$(1,757,778)	$(2,277,233)

Basic and diluted loss per share*	$(0.001)	$(0.001)	$(0.005)	$(0.006)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	410,618,750	423,237,273	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Deficits
Balance at September 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607,865)	$163,360	$(884)	$(2,362,184)
Net loss							(2,453,086)		12	(2,453,074)
Foreign currency translation adjustment								175,853		175,853
Balance at June 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(5,060,951)	$339,213	$(872)	$(4,639,405)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Deficits
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)
Net loss							(2,048,613)		9	(2,048,604)
Issuance of restricted shares			12,618,523	1,262	22,738					24,000
Foreign currency translation adjustment								290,826		290,826
Balance at June 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(14,129,031)	$1,420,163	$(916)	$(12,602,579)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GUSHEN, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Nine Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,048,604)	$(2,453,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for expected credit losses	3,753	-
Stock based compensation	24,000	-
Loss from the disposal of property and equipment	11,030	-
Depreciation and amortization	55,350	58,093
Amortization of prepaid expenses	57,005	530,140
Changes in operating assets and liabilities:
Accounts receivable	-	(25,838)
Other receivables	(22,703)	89,819
Advances to suppliers	(26,007)	(9,280)
Due from related party	3,737	(18,124)
Inventory	92	(5,794)
Right of use assets	134,106
Accounts payable	(573)	49,572
Contract liability	(210,798)	(17,155)
Payroll payable	(37,168)	2,905
Tax payables	814	84,053
Accrued liabilities	775,142	-
Other payables	(53,143)	190,772
Lease liabilities- current & non-current	(134,106)
Net cash used in operating activities	(1,468,073)	(1,523,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,820)
Net cash used in investing activities	-	(10,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	642,027	-
Net cash provided by financing activities	642,027	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(812,858)	(1,573,835)
EFFECT OF EXCHANGE RATE ON CASH	13,188	(39,104)

CASH AT BEGINNING OF YEAR	$867,619	2,659,622

CASH AT END OF YEAR	$54,761	1,085,787

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	-
Interest	$-	-

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

The following combined financial information of the Company’s VIEs as of June 30, 2023 and September 30, 2022 and for the nine months ended June 30, 2023 and 2022 included in the accompanying consolidated financial statements of the Company was as follows:

	At June 30,	At September 30,
	2023	2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$42,932	$789,730
Other monetary funds	2,856	25,933
Prepayment	468,474	452,425
Other receivables	157,016	127,339
Intercompany receivables	168,241	171,655
Due from related parties	19,235	23,297
Inventory	-	91
Total Current Assets	858,754	1,590,470

NON-CURRENT ASSETS
Other long-term assets	24,086	80,593
Right of use assets	150,473	285,311
Property, plant and equipment, net	86,757	145,766
Intangible assets	47,013	56,793
Total non-Current Assets	308,329	568,463

TOTAL ASSETS	$1,167,083	$2,158,933

CURRENT LIABILITIES
Accounts payable	$2,213,296	$2,258,779
Lease Liability - current	150,473	130,598
Contract liability	130,544	340,343
Intercompany payables	55,141	-
Amount due to related parties	618,314	14
Payroll payable	715,922	766,978
Tax payable	5,393,422	5,502,085
Other payable	274,977	332,781
Accrued liabilities	4,112,901	3,434,651
Total Current Liabilities	13,664,990	12,766,229

NON-CURRENT LIABILITIES
Lease Liability - non-current	-	154,713
Total Non -current Liabilities	-	154,713

TOTAL LIABILITIES	$13,664,990	$12,920,942

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$561	$965542	$22340	$1506988

COST OF REVENUE	(7)	(549970)	(13904)	897261

GROSS PROFIT	554	415572	8436	609727

OPERATING EXPENSES
Selling expenses	94844	613971	587696	2044152
General and administrative expenses	201467	285562	684814	1023776
Total Operating Expenses	296311	899533	1272510	3067928

LOSS FROM OPERATIONS	(295757)	(483961)	(1264074)	(2458201)

OTHER INCOME (EXPENSE), NET
Interest income	19	793	399	3439
Other income	127	610	1249	4633
Other expense	(257670)	(285)	(786174)	(2945)
Total Other Income (Expense), net	(257524)	1118	(784526)	5127

NET LOSS BEFORE TAXES	(553281)	(482843)	(2048600)	(2453074)

Income tax benefit (expense)

NET LOSS	(553281)	(482843)	(2048600)	(2453074)

	For The Nine Months Ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,424,454)	$(1,523,911)
Net cash used in investing activities	-	(10,820)
Net cash provided by financing activities	641,963	-

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2023, the Company’s current liabilities exceeded the current assets by $12,910,908, its accumulated deficit was $14,129,031 and the Company has incurred losses during the nine months ended June 30, 2023 and 2022. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Online sales

The Company sells goods through live streaming to customers, and arranging for their suppliers to provide goods directly to customers. Revenue is recognized on a net basis, revenue is generated from sales less the cost of goods purchased.

Other revenues include sales of anti-addiction mobile phone device and other revenues. The amount was immaterial compared to total revenue during the nine months ended June 30, 2023 and 2022.

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of June 30, 2023 September 30, 2022, the Company’s advances from customer unearned training fee and brand usage fee amounted to $130,544 and $340,343, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Training Revenue	$84	$590,055	$258	$1,112,050
Online sales	476	-	476	-
Charge for use of brand	-	297,862	21,604	297,862
Other Revenue	1	77,625	2	97,076
Total Revenue	$561	$965,542	$22,340	$1,506,988

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts

June 30, 2023	RMB7.2542 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the nine months ended June 30, 2023	RMB6.9868 to $1
For the nine months ended June 30, 2022	RMB6.4504 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2023 and September 30, 2022.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2023 and September 30, 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the nine months ended June 30, 2023 and 2022, no single customer accounted for more than 10% of total revenue.

For the nine months ended June 30, 2023, one supplier accounted for 100% of the Company’s total purchases. For the nine months ended June 30 2022, three suppliers accounted for 26%, 19%, 17% of the Company’s total purchases, respectively.

As of June 30, 2023, one supplier accounted for 10% of the Company’s total accounts payable balance. As of September 30, 2022, one supplier accounted for 10% of the Company’s total accounts payable balance.

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

As of June 30, 2023 and September 30, 2022, the Company had no investments in financial instruments.

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

Financial Statement Reclassification

Certain balances in the prior year consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position

Recent Accounting Pronouncements

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

3.	PREPAYMENTS

Prepayments consist of the following:

	June 30,	September 30,
	2023	2022

Prepaid marketing fee	$157,065	$160,252
Prepaid service fee	285,354	284,928
Prepaid rent	26,055	7,245
Totals	$468,474	$452,425

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 30,	September 30,
	2023	2022

Amount due from third parties	117,063	33,459
Amount due from employees	37,367	36,500
Deposit & guarantee	25,077	86,684
Others	13,638	17,269
Less: allowance for expected credit losses	(36,129)	(33,175)
Other receivables, net	$157,016	$140,738

The following table sets forth the movement of allowance for expected credit losses:

	June 30,	September 30,
	2023	2022

Beginning	$33,175	$30,796
Additions	3753	5,655
Exchange rate difference	(799)	(3,276)
Balance	$36,129	$33,175

5.	INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	June 30,	September 30,
	2023	2022

Cost	$375,540	$383,252
Less: provision for inventory	(375,540)	(383,161)
Totals	$-	$91

The following table sets forth the movement of provision for the inventory:

	June 30,	September 30,
	2023	2022

Beginning	$383,161	$3,215
Additions	-	412,888
Charge-offs	-	-
Exchange rate difference	(7,621)	(32,942)
Balance	$375,540	$383,161

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	June 30,	September 30,
	2023	2022

Prepaid service fee	24,086	80,593
Totals	$24,086	$80,593

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,	September 30,
	2023	2022

Office and computer equipment	$227,295	$280,163
Lease improvement	117,863	120,255
Transportation equipment	73,061	74,544
Less: Accumulated depreciation	$(331,462)	$(329,196)
Totals	$86,757	$145,766

Depreciation expenses charged to the statements of operations for the three months ended June 30, 2023 and 2022 were $14,455 and $18,185, and for the nine months ended June 30, 2023 and 2022 were $46,369 and $37,657, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30,	September 30,
	2023	2022

Software	$94,745	$96,668
Less: Accumulated amortization	(47,732)	(39,875)
Totals	$47,013	$56,793

Amortization charged to the statements of operations for the three months ended June 30, 2023 and 2022 were $2,450 and $2,614, and for the nine months June 30, 2023 and 2022 were $8,981 and $6,496, respectively.

9.	LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.74% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	June 30,	September 30,
	2022	2022
Right-of-use assets	$150,473	$285,311
Operating lease	150,473	285,311
Lease liabilities - current	150,473	130,598
Operating lease	150,473	130,598
Lease liabilities – non-current	-	154,713
Operating lease	-	154,713
Total lease liabilities	$150,473	$285,311

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023:

Operating Leases
1st year	$153,371
Total lease payments	153,371
Less: Imputed interest	2,898
Present value of lease liabilities	150,473
Less: Current lease liabilities	150,473
Long-term lease liabilities	-

10.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	June 30,	September 30,
	2023	2022
Amount due to agents	$1,306,669	$1,333,751
Amount due to other service providers	906,627	925,028
Totals	$2,213,296	$2,258,779

11.	CONTRACT LIABILITY

Contract liability consist of the following:

	June 30, 2023	September 30, 2022
Advance from customers	$130,544	$340,343
Totals	$130,544	$340,343

12.	BALANCES WITH RELATED PARTIES

	Note	June 30, 2023	September 30, 2022
Due from related parties
Yulong Yi	(a)	$702	$9,155
Ru Zhang	(b)	-	5,890
Shaowei Peng	(c)	18,533	8,252
Totals		$19,235	$23,297

Due to related parties
Yulong Yi	(a)	$618,845	$492
Shaowei Peng	(c)	14	14
Totals		$618,859	$506

(a)	Chairman of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd. And holds 46% voting rights of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(b)	Holder of 11% registed capital of Beijing ZhuoXun Century Culture Communication Co., Ltd.

(c)	CTO of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

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

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the nine months ended June 30, 2023 and 2022.

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
PRC	$(553,316)	$(482,843)	$(2,048,604)	$(2,453,074)
Total income (loss) before income taxes	$(553,316)	$(482,843)	$(2,048,604)	$(2,453,074)

Taxes payable

Taxes payable consisted of the following:

	June 30,	September 30,
	2023	2022

VAT tax payable	$1,366,061	$1,392,129
Company income tax payable	1,878,120	1,916,238
Individual income tax payable	1,978,175	2,019,295
Other taxes payable	171,066	174,423
Totals	$5,393,422	$5,502,085

14.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine months ended June 30, 2023 and 2022, the Company contributed a total of $132,922 and $194,715, respectively, to these funds.

15.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2023 to the date these condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these condensed consolidated financial statements.

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

Online sales

The company sells goods through live streaming to customers, and arranging for their suppliers to provide goods directly to customers. Revenue is recognized on a net basis, revenue is generated from sales less the cost of goods purchased.

Other revenues include sales of anti-addiction mobile phone device and online sales of household items. The amount was immaterial compared to total revenue during the nine months ended June 30, 2023 and 2022.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2023	RMB7.2542 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the nine months ended June 30, 2023	RMB6.9868 to $1
For the nine months ended June 30, 2022	RMB6.4504 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2023 and September 30, 2022.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2023 and 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of June 30, 2023 and September 30, 2022, the Company had no investments in financial instruments.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$561	100.00	$965,542	100
Cost of revenue	(7)	(1.25)	(549,970)	(56.96)
Gross profit	554	98.75	415,572	43.04
Selling expenses	(94,844)	(16,906.24)	(613,971)	(63.59)
General and administrative expenses	(201,510)	(35,919.79)	(285,562)	(29.58)
Loss from operations	(295,800)	(52,727.27)	(483,961)	(50.12)
Other income	(257,516)	(45,903.03)	1,118	0.12
Net loss before income taxes	(553,316)	(98,630.30)	(482,843)	(50.01)
Income tax benefit	-	-	-	-
Net loss	$(553,316)	(98,630.30)	$(482,843)	(50.01)

Revenue

The Company’s revenue decreased from $965,542 to $561 during the three months ended June 30, 2023 compared with the same period in 2022. Although the Chinese government removed most COVID-19 restrictions in January 2023, the influence of COVID-19 still existed. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s offline courses and thereby a decline in training revenue. People were still worried about the traditional stores and lack of investment confidence, resulting in the actual transformation of use of brand revenue became more difficult, which leads to a dramatic decrease of charge for use of brand revenue. The company is actively in the process of developing new business.

Cost of revenue

Our cost of revenue was $7 and $549,970 for the three months ended June 30, 2023 and 2022, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin

Our gross profit was $554 for the three months ended June 30, 2023, compared with $415,572 for the same period in 2022. Gross profit as a percentage of revenue (gross margin) was 98.75% for the three months ended June 30, 2023, compared to 43.04% for the same period in 2022.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fees. Our selling expenses decreased by $519,127 to $94,844 for the three months ended June 30, 2023, compared to $613,971 for the same period in 2022. We adjusted the strategy by reducing our own selling employees. Due to the COVID-19 epidemic prevention policy control, the Company’s main business source could not carry out normal business. The Company has adjusted its market layout since late 2021, so the input expenditure of marketing and service fees has reduced.

	Three Months ended June 30,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	58,965	62.17	151,680	24.70	(92,715)	(61.13)
Conference Fees	172	0.18	336	0.05	(164)	(48.81)
Marketing fee	704	0.74	168,529	27.45	(167,825)	(99.58)
Service fee	24,177	25.49	101,592	16.55	(77,415)	(76.20)
Depreciation and amortization	3,610	3.81	3,831	0.62	(221)	(5.77)
Others	7,216	7.61	188,003	30.62	(180,787)	(96.16)
Total Selling Expense	$94,844	100	$613,971	100	$(519,127)	(84.55)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $84,052 to $201,510 for the three months ended June 30, 2023, compared to $285,562 for the same period in 2022. The Company focused on controlling general and administrative expenses.

	Three Months ended June 30,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	84,157	41.76	131,973	46.22	(47,816)	(36.23)
Depreciation and amortization	13,294	6.60	21,934	7.68	(8,640)	(39.39)
Rent	39,677	19.69	108,784	38.09	(69,107)	(63.53)
Profession fee	15,026	7.46	100,468	35.18	(85,442)	(85.04)
Others	49,356	24.49	(77,597)	(27.17)	126,953	(163.61)
Total G&A Expenses	$201,510	100	$285,562	100	$(84,052)	(29.43)

Income tax benefit

Our Income tax benefit was nil for the three months ended June 30, 2023 and 2022.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $553,316 and $482,843 for the three months ended June 30, 2023 and 2022, respectively.

Comparison of Nine Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Nine Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$22,340	100.00	$1,506,988	100
Cost of revenue	(13,904)	(62.24)	(897,261)	(59.54)
Gross profit	8,436	37.76	609,727	40.46
Selling expenses	(587,696)	(2,630.69)	(2,044,152)	(135.64)
General and administrative expenses	(684,902)	(3,065.81)	(1,023,776)	(67.94)
Loss from operations	(1,264,162)	(5,658.74)	(2,458,201)	(163.12)
Other income	(784,442)	(3,511.38)	5,127	0.34
Net loss before income taxes	(2,048,604)	(9,170.12)	(2,453,074)	(162.78)
Income tax benefit	-	-	-	-
Net loss	$(2,048,604)	(9,170.12)	$(2,453,074)	(162.78)

Revenue

The Company’s revenue decreased from $1,506,988 to $22,340 during the nine months ended June 30, 2023 compared with the same period in 2022. Although the Chinese government removed most COVID-19 restrictions in January 2023, the influence of COVID-19 still existed. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s offline courses and thereby a decline in training revenue. People were still worried about the traditional stores and lack of investment confidence, resulting in the actual transformation of use of brand revenue became more difficult, which leads to a dramatic decrease of charge for use of brand revenue. The company is actively in the process of developing new business.

Cost of revenue

Our cost of revenue was $13,904 and $897,261 for the nine months ended June 30, 2023 and 2022, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin

Our gross profit was $8,436 for the nine months ended June 30, 2023, compared with a gross profit of $609,727 for the same period in 2022. Gross profit as a percentage of revenue (gross margin) was 37.76 % for the nine months ended June 30, 2023, compared to a gross profit of 40.46%  for the same period in 2022.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fees, marketing fees. Our selling expenses decreased by $1,456,456 to $587,696 for the nine months ended June 30, 2023, compared to $2,044,152 for the same period in 2022. We adjusted the strategy by reducing our own selling employees. Due to the COVID-19 epidemic prevention policy control, the Company’s main business source could not carry out normal business. The Company has adjusted its market layout since late 2021, so the input expenditure of service fees has reduced.

	Nine Months Ended June 30,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	280,163	47.67	484,586	23.71	(204,423)	(42.19)
Conference Fees	1,551	0.26	1,725	0.08	(174)	(10.09)
Marketing fee	128,338	21.84	438,565	21.45	(310,227)	(70.74)
Service fee	125,250	21.31	840,772	41.13	(715,522)	(85.10)
Depreciation and amortization	10,861	1.85	11,709	0.57	(848)	(7.24)
Others	41,533	7.07	266,795	13.05	(225,262)	(84.43)
Total Selling Expense	$587,696	100	$2,044,152	100	$(1,456,456)	(71.25)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $338,874 to $684,902 for the nine months ended June 30, 2023 compared to $1,023,776 for the same period in 2022. The company focused on controlling general and administrative expenses.

	Nine Months Ended June 30,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	288,137	42.07	490,057	47.87	(201,920)	(41.20)
Depreciation and amortization	44,488	6.50	51,350	5.02	(6,862)	(13.36)
Rent	131,061	19.14	228,609	22.33	(97,548)	(42.67)
Profession fee	130,750	19.09	164,400	16.06	(33,650)	(20.47)
Bad debt	5,993	0.88	-	-	5,993	100.00
Others	84,473	12.33	89,360	8.73	(4,887)	(5.47)
Total G&A Expenses	$684,902	100	$1,023,776	100	$(338,874)	(33.10)

Income tax benefit

Our Income tax benefit were nil for the nine months ended June 30, 2023 and 2022.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $2,048,604 and $2,453,074 for the nine months ended June 30, 2023 and 2022, respectively.

 Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(1,468,073)	$(1,523,911)
Net cash used in investing activities	-	(10,820)
Net cash provided by financing activities	642,027
Net (decrease) increase in cash and cash equivalents	(826,046)	(1,534,731)
Effect of exchange rate changes on cash and cash equivalents	13,188	(39,104)
Cash and cash equivalents at the beginning of period	867,619	2,659,622
Cash and cash equivalents at the end of period	$54,761	$1,085,787

As of June 30, 2023, we had cash and cash equivalents of $54,761. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $1,468,073 for the nine months ended June 30, 2023, as compared to $1,523,911 net cash used in operating activities for the nine months ended June 30, 2022.

The net cash used in operating activities for the nine months ended June 30, 2023 was mainly due to our net loss of $2,048,604, partially offset by adjustments to reconcile net loss of $151,138, and the decrease in advance from clients of $210,798.

The net cash used in operating activities for the nine months ended June 30, 2022 was mainly due to our net loss of $2,453,074, partially offset by the increase in amortization of prepaid expenses of $530,140, the increase in other receivable of $89,819, and the decrease in other payables of $190,772.

Investing Activities

Net cash used in investing activities was nil for the nine months ended June 30, 2023, as compared to $10,820 for the nine months ended June 30, 2022. The net cash used in investing activities for the nine months ended June 30, 2022 was mainly attributable to purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $642,027 for the nine months ended June 30, 2023, which primarily attributable to the increase of amount due to related parties, as compared to $nil for the nine months ended June 30, 2022

Off-Balance Sheet Arrangements

As of June 30, 2023 and September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the nine months ended June 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the its annual report on Form 10-K for the year ended September 30, 2022, filed with the SEC on October 4, 2023 (the “10-K”).

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

Item 1a. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 10-K. The risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There have been no material changes to the Company’s risk factors since the filing of the 2022 Form 10-K.

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