Form 10-K
period 2023-09-30
Gushen, Inc
filed 2024-05-31
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 920,183,733.3. This value is calculated by reference to the closing price of $22.10 as of March 31, 2023, the last trading day of the registrant’s most recently completed second quarter ended on March 31, 2023, and 41,637,273 shares of common stock held by non-affiliates as of March 31, 2023.

As of May 24, 2024, there were 423,237,273 shares of the registrant’s common stock outstanding and 1,000,000 shares of preferred stock outstanding.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2023, the Company’s current liabilities exceeded the current assets by $13,873,583, its accumulated deficit was $15,288,351 and the Company has incurred losses during the year ended September 30, 2023 and 2022. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company is trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more online and offline training sessions to bring in more training revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity.

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

Zhuxun Beijing provides online family education through onsite educational activities and mobile application, as well as establishes or markets offline education facilities for providing education consulting or library services.

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

Wisdom Lighthouse (“睿智灯塔”) Application (Formerly known as “ZhuoXun App”)

Zhuoxun Beijing’s online family educational services offer parents a convenient platform to access to courses. Users of its mobile applications are encouraged to become registered members. A registered member can, among others, track their study records, participate in discussion in the designated sections and post their study takeaways. It offers first class for each course for free. After taking first class, users can decide whether to purchase the whole course. As of the date hereof, Zhuoxun Beijing has around 56,000 active users on the Wisdom Lighthouse app.

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

Household Products

Starting in the third quarter of fiscal year 2023, the Company sells household products via the Company’s app in a small scale, and the amount of sales was immaterial compared to the total revenue of the corresponding period.

Education Stations (“教育驿站”)

The Company has started establishing offline education event spaces, or “education stations”, which serve as the medium for organizing extracurricular expansion activities for students, such as summer and winter camps, as well as weekend research or education programs. In addition, we also provide branding authorization for outside institutions to use our “education station” concepts and branding for soliciting and promoting student activities.

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

It has built up long-term business relationships with regional education agencies in different cities. As of September 30, 2023, we have engaged with 12 service providers, 8 of which have worked with us for more than 3 years. These agencies are widely distributed in different regions of China, including Provinces of Shanxi, Fujian, Jiangsu, Inner Mongolia, Zhejiang, Hainan, Henan, Sichuan, Hunan and Ningxia.

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

However, due to COVID-19, the family education industry has encountered marketing difficulties. The traditional school year-summer/winter holiday and weekday-weekend distinctions have been disrupted, giving way to continuous school shutdowns and remote learning. These activities have impacted our course scheduling patterns and in-person marketing activities. We are moving away from traditional weekend and holiday-based scheduling, and are balancing our in-person and online marketing and education initiatives. Our financial condition and results of operations for future periods may continue to fluctuate.

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

Employees

We strive to foster a collaborative and team-oriented culture and view our human capital resources as an ongoing priority. As of September 30, 2023, we employ 14 employees, all of which are full-time employees. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. We believe we offer competitive terms and incentives to attract and retain employees, including pension, medical insurance, unemployment insurance, maternity insurance, worker’s compensation insurance, housing provident fund, bonus programs and training opportunities.

Intellectual Property

Zhuoxun Beijing has registered the following intellectual property under the name of Zhuoxun Beijing:

Copyrights: In China, the term of copyrights related to published software is from the date of the publishing to December 31 of the 50th year of the publishing.

Computer Software	Registered Area	Registration Number	Description	Registering Authority	Registration Date
Zhuoxun Education Application V1.0	China	2019SR0024304	Mobile education application	National Copyright Administration of the People’s Republic of China (“NCAC”)	1/8/2019
Zhuoxun Education Software V1.0	China	2018SR823347	Education platform	NCAC	10/16/2018
Zhuoxn Shangjia Application V1.0	China	2020SR0048604	Mobile education application	NCAC	1/10/2020
Wisdom Lighthouse Application (Android) V1.0	China	2019SR0669066	Mobile education application	NCAC	6/28/2019
Wisdom Lighthouse Application (iOS) V1.0	China	2019SR0669412	Mobile education application	NCAC	6/28/2019
Ruizhi Lighthouse Application (Android) V1.0	China	2020SR0380970	Mobile education application	NCAC	4/26/2020
Ruzhi Lighthouse (iSO) V1.0	China	2020SR0380965	Mobile education application	NCAC	4/26/2020
Zhuoxn Shangcheng Application (Android) 1.0	China	2021SR1183720	E-commerce platform	NCAC	8/11/2021
Zhuoxun Education Application (Tablet PC) 1.0	China	2021SR1183894	Mobile education application	NCAC	8/11/2021
Ruizhi Lighthouse Application (Android) V4.0	China	2021SR1305659	Mobile education application	NCAC	9/1/2021
Ruzhi Lighthouse Application (iSO) V4.0	China	2021SR1305660	Mobile education application	NCAC	9/1/2021
Course Selection Youdao ApplicationV1.0	China	2022SR0019232	Mobile education application	NCAC	1/5/2022

Trademarks: In China, the term of a registered trademark is 10 years. The owner can apply extension with the trademark office within six months before or after the expiration. The review process of a trademark application usually takes about one year in China.

Trademarks	Registered Area	Trademark Number	Category Description	Term	Registering Authority
	China	18990205	Category 42	02/282017 - 02/27/2027	Trademark Office of The State Administration for Industry & Commerce of the People’s Republic of China (the “Trademark Office”)
	China	32138964	Category 9	12/14/2019-12/13/2029	Trademark Office
	China	32139796	Category 35	12/14/2019-12/13/2029	Trademark Office
	China	32830528	Category 41	04/14/2020-04/13/2030	Trademark Office
	China	36092361	Category 9	2019/9/21-2029/9/20	Trademark Office
	China	53124131	Category 38	09/07/2021-09/06/2031	Trademark Office
	China	53096118	Category 25	09/07/2021-09/06/2031	Trademark Office
	China	53105013	Category 26	09/14/2021-09/13/2031	Trademark Office
	China	53108379	Category 45	09/07/2021-09/06/2031	Trademark Office
	China	53100877	Category 18	09/07/2021-09/06/2031	Trademark Office
	China	53122459	Category 28	09/07/2021-09/06/2031	Trademark Office
	China	53109314	Category 39	09/07/2021-09/06/2031	Trademark Office
	China	37811174	Category 9	2019/12/28-2029/12/27	Trademark Office
	China	37832156	Category 16	2019/12/28-2029/12/27	Trademark Office
	China	37816846A	Category 35	2020/2/7-2030/2/6	Trademark Office
	China	37832166	Category 41	01/14/2020-01/13/2030	Trademark Office
	China	37816447	Category 9	2019/12/14-2029/12/13	Trademark Office
	China	37806792	Category 16	2019/12/21-2029/12/20	Trademark Office
	China	37823110	Category 35	2019/12/21-2029/12/20	Trademark Office
	China	37819581	Category 41	2019/12/14-2029/12/13	Trademark Office
	China	37832169	Category 9	2020/4/7-2030/4/6	Trademark Office
	China	37818362	Category 16	2020/5/28-2030/5/27	Trademark Office
	China	37819610	Category 35	2020/4/14-2030/4/13	Trademark Office
	China	37823107	Category 41	08/07/2021-08/06/2031	Trademark Office
	China	38881941	Category 9	2020/8/28-2030/8/27	Trademark Office
	China	38871734	Category 16	2020/6/21-2030/6/20	Trademark Office
	China	38892456	Category 41	2020/8/28-2030/8/27	Trademark Office
	China	45269917	Category 9	2020/12/21-2030/12/20	Trademark Office
	China	45248201	Category 41	2020/12/21-2030/12/20	Trademark Office
	China	57562173	Category 16	2021/07/08-2032/01/13	Trademark Office
	China	57536072	Category 35	2021/07/08-2032/01/13	Trademark Office
	China	45373919	Category 9	2020/11/28-2030/11/27	Trademark Office
	China	45382746	Category 41	2020/11/28-2030/11/27	Trademark Office
	China	57562180	Category 35	2021/07/08-2032/01/13	Trademark Office
	China	57542202	Category 16	2021/07/08-2032/01/13	Trademark Office
	China	47571347	Category 9	2021/3/7-2031/3/6	Trademark Office
	China	47549318	Category 16	2021/3/7-2031/3/6	Trademark Office
	China	47554839	Category 35	2021/3/7-2031/3/6	Trademark Office
	China	47571429	Category 41	2021/3/7-2031/3/6	Trademark Office
	China	53094682	Category 16	09/07/2021-09/06/2031	Trademark Office
	China	53100878	Category 18	09/07/2021-09/06/2031	Trademark Office
	China	53100883	Category 25	09/07/2021-09/06/2031	Trademark Office
	China	53109340	Category 41	09/07/2021-09/06/2031	Trademark Office
	China	53116539	Category 39	09/07/2021-09/06/2031	Trademark Office
	China	53108389	Category 9	09/07/2021-09/06/2031	Trademark Office
	China	53105382	Category 42	09/07/2021-09/06/2031	Trademark Office
	China	53108354	Category 26	09/07/2021-09/06/2031	Trademark Office
	China	53099158	Category 35	12/14/2021-12-13/2031	Trademark Office
	China	53108361	Category 28	09/07/2021-09/06/2031	Trademark Office
	China	53108381	Category 45	09/07/2021-09/06/2031	Trademark Office
	China	53094524	Category 38	09/07/2021-09/06/2031	Trademark Office

(1)	Category 9 (Scientific Instruments) includes: speakers, downloadable mobile phone application software, copiers (photography, static electricity and heat), navigation instruments, glasses, electronic dictionaries, neon billboards, measuring tools, downloadable computer application software and electronic notepads;

(2)	Category 16 (Office Supplies) includes: lithographic arts and crafts, paper handkerchiefs, writing tools, notebooks, office punchers, paper packaging boxes, stationery, teaching materials (except instruments), books, billboards made of paper or paperboard;

(3)	Category 18 (Leather Goods) includes: schoolbags, backpacks, walking sticks, suitcases, office bags, umbrella rings, harness accessories, animal skin products, travel bags, (women’s) wallets;

(4)	Category 25 (Clothing, Shoes & Hats) includes: infant clothing, shoes (footwear), clothing, scarf, clothing, socks, sleep goggles, hats (outwear), belts, driver’s clothing, gloves (clothing);
(5)	Category 26 (Lace, Ribbons, Embroidery & Fancy Goods) includes: wigs, corded crafts, lace accessories, buttons, linen markings, clothing decorations, collar holders, needles, artificial flowers, thermal adhesive patches for repairing textiles;

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

In connection with audits of our financial statements for the fiscal years ended September 30, 2023 and 2022, our management identified a few material weaknesses in the design and operation of our internal controls:

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

As defined under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual consolidated financial statements will not be prevented or detected on a timely basis.

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

As of September 30, 2023, we have not received any penalty, investigation or warning with respect to the VIE’s business operation from the CAC, nor have we received any notice or instructions from the CAC requiring us or the VIE to declare a security assessment. Furthermore, as of September 30, 2023, implementation rules for the rectification requirements have not been issued and we have not started rectifications. We will continually monitor our compliance status in accordance with the latest developments in applicable regulatory requirements. If it is determined in the future that we are required to declare a security assessment, it is uncertain whether we can or how long it will take us to complete such declaration or rectification.

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

We are authorized to issue up to 600,000,000 shares of Common Stock and 200,000,000 shares of preferred stock. The board of directors of our company has the authority to cause us to issue additional shares of Common Stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the mainland China tax authorities within ten years after the taxable year when the transactions are conducted. The mainland China enterprise income tax law requires every enterprise in mainland China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the mainland China tax authorities determine that the VIE Agreements among the WFOE, the VIE, and the shareholders of the VIE were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust the VIE’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by the VIE for mainland China tax purposes, which could in turn increase its tax liabilities without reducing the Wholly Foreign-Owned Enterprise (WFOE)’s tax expenses. In addition, if the WFOE requests the shareholders of the VIE to transfer their equity interests in the VIE at nominal or no value pursuant to these Contractual Arrangements, such transfer could be viewed as a gift and subject the WFOE and VIE to mainland China income tax. Furthermore, the mainland China tax authorities may impose late payment fees and other penalties on the VIE for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if our consolidated variable interest entities’ tax liabilities increase or if it is required to pay late payment fees and other penalties.

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

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under the share compensation plan will be subject to these regulations when our company becomes an overseas listed company. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our and limit our subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

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

Our auditor, WWC, P.C., is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not identified in the PCAOB’s Determination Report.

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

We have the property set forth in the table below.

Location	Size	Expiration Date of Lease	Leased/Owned/ Granted	Function
Room 1312 & 1313, 14th Floor, Building 2, No. 1 Hangfeng Road, Fengtai District, Beijing, PRC	385.33 square meters (approximately 4,147.66 square feet)	2024.09.19	Leased	Office
Room CPL1305, Zhengda International West Zone, Intersection of Kaiyuan Avenue and Jinchengzhai Street, Luolong District, Luoyang City, Henan Province, China	117.7 square meters (approximately 1,266.91 square feet)	2023.9.3-2024.9.3	Granted	Office

Item 3. Legal Proceedings.

We or the Zhuoxun Beijing are not currently involved in any material legal proceedings other than ordinary routine litigations incidental to the business, to which we, any of our subsidiaries, or Zhuoxun Beijing and its subsidiary is a party or of which any of our property is the subject. From time-to-time we or Zhuoxun Beijing are, and we or Zhuoxun Beijing anticipate that we or Zhuoxun Beijing will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our or Zhuoxun Beijing’s business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

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

The returns shown are based on historical results and are not intended to suggest future performance.

*	The graph does not track the performance of our common stock from September 30, 2022 to September 30, 2023, as our common stock was transferred to the OTC Expert Market by OTC Market Group Inc. on April 19, 2023, making quotations of our common stock not visible for public viewing.

HEN, INC.	S&P 500 Index	S&P Information Technology Index	Dow Jones U.S Technology Supersector Index
9/29/17	0	100	100	100
9/29/18	0	118	131	131
9/29/19	0	123	143	139
9/29/20	0	142	210	208
9/29/21	100	184	271	283
9/29/22	70	156	217	209

Holders

As of September 30, 2023, we had 423,237,273 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 129 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2023.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Other Revenues

Other revenues include sales of anti-addiction mobile phone device and online sales of household items. The amount was immaterial compared to total revenue during year ended September 30, 2023 and 2022.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2023	RMB7.2942 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the year ended September 30, 2023	RMB7.0492 to $1
For the year ended September 30, 2022	RMB6.5477 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2023 and 2022.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2023 and 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Level 2 – include other inputs that are directly or indirectly observable in the market place

Level 3 – unobservable inputs which are supported by little or no market activity

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, other current assets, accounts and other payables, tax payable, accrued liabilities, and other short-term liabilities approximate their fair value due to their short maturities.

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

As of September 30, 2023 and 2022, the Company had no investments in financial instruments.

RESULTS OF OPERATIONS

Comparison of Year Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the year ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Year Ended September 30,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenue	$23,771	100.00	$2,407,402	100.00
Cost of revenue	(15,054)	(63.33)	(1,458,804)	(60.60)
Gross profit	8,717	36.67	948,598	39.40
Selling expenses	(836,680)	(3,519.75)	(3,365,426)	(139.79)
General and administrative expenses	(1,405,429)	(5,912.37)	(1,443,045)	(59.94)
Loss from operations	(2,233,392)	(9,395.45)	(3,859,873)	(160.33)
Other income (expense), net	(1,059,647)	(4,457.73)	(3,717,334)	0.51
Net income (loss) before income taxes	(3,293,039)	(13,853.18)	(7,577,207)	(159.83)
Income tax benefit (expenses)	-	-	(1,895,387)	(78.73)
Net income (loss)	$(3,293,039)	(13,853.18)	$(9,472,594)	(238.56)

Revenue

The Company’s revenue decreased from $2,407,402 to $23,771 during the year ended September 30, 2023 compared with the same period 2022. Although the Chinese government removed most COVID-19 restrictions in January 2023, the influence of COVID-19 still existed. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s offline courses and thereby a decline in training revenue. People were still worried about the traditional stores and lack of investment confidence, resulting in the actual transformation of use of brand revenue became more difficult, which leads to a dramatic decrease of charge for use of brand revenue. The company is actively in the process of developing new business.

Cost of revenue

Our cost of revenue was $15,054 and $1,458,804 for the year ended September 30, 2023 and 2022, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin

Our gross profit was $8,717 for the year ended September 30, 2023, compared with a gross profit of $948,598 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 36.67% for the year ended September 30, 2023, compared to a gross profit of 39.40% for the same period last year.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fee, marketing fees. Our selling expenses decreased by $2,528,746 to $836,680 for the year ended September 30, 2023, compared to $3,365,426 for the same period in 2022. We adjusted the strategy by reducing our selling employees and strict control operating expenses. the Company’s main business source could not carry out normal business. The Company has adjusted its market layout since late 2021, so the input expenditure of service fees has reduced.

	Year ended September 30,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	327,370	39.13	618,637	18.38	(291,267)	(47.08)
Conference Fees	1,537	0.18	1,700	0.05	(163)	(9.59)
Marketing fee	251,755	30.09	1,137,797	33.81	(886,042)	(77.87)
Service fee	130,908	15.65	839,742	24.95	(708,834)	(84.41)
Depreciation and amortization	14,395	1.72	15,392	0.46	(997)	(6.48)
Inventory impairment	-	-	412,888	12.27	(412,888)	(100.00)
Others	110,715	13.23	339,270	10.08	(228,555)	(67.37)
Total Selling Expense	$836,680	100	$3,365,426	100	$(2,528,746)	(75.14)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $37,616 to $1,405,429 for the year ended September 30, 2023, compared to $1,443,045 for the same period in 2022. The Company adjust the strategy by reducing our management employees and strictly controlling general and administrative expenses, and reducing the professional service by third parties.

	Year ended September 30,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	378,088	26.90	659,457	45.70	(281,369)	(42.67)
Depreciation and amortization	55,784	3.97	62,777	4.35	(6,993)	(11.14)
Rent	197,489	14.05	221,174	15.33	(23,685)	(10.71)
Profession fee	150,150	10.68	237,812	16.48	(87,662)	(36.86)
Bad debt	452,947	32.23	5,655	0.39	447,292	7,909.67
Others	170,971	12.17	256,170	17.75	(85,199)	(33.26)
Total G&A Expenses	$1,405,429	100	$1,443,045	100.00	$(37,616)	(2.61)

Other income (expense), net

Our other income (expense), net was $1,059,647 for the year ended September 30, 2023, compared to $3,717,334 for the year ended September 30, 2022. It mainly includes late fees for accrued taxes.

Income tax benefit (expense)

Our Income tax benefit was nil for the year ended September 30, 2023, compared to income tax expense of $1,895,387 for the year ended September 30, 2022.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $3,293,039 and $9,472,594 for the years ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended September 30,
	2023	2022
Net cash used in operating activities	$(1,790,651)	$(1,668,924)
Net cash used in investing activities	(2,617)	(11,610)
Net cash provided by financing activities	977,884	-
Net decrease in cash and cash equivalents	(815,384)	(1,680,534)
Effect of exchange rate changes on cash and cash equivalents	5,464	(111,469)
Cash and cash equivalents at the beginning of period	867,619	2,659,622
Cash and cash equivalents at the end of period	$57,699	$867,619

As of September 30, 2023 we had cash and cash equivalents of $57,699. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

The net cash used in operating activities for the year ended September 30, 2023 was $1,790,651, which reflects our net loss of $3,293,039, as adjusted for non-cash items of (a) provision for allowance of doubtful accounts of $452,947, (b) write-off bad debt of $2,220, (c) stock based compensation of $24,000, (d) loss from the disposal of property and equipment of $33,950, (e) depreciation and amortization expense of $70,179, (f) amortization of prepaid marketing expenses of $62,677, (g) accrued liabilities of $1,027,237 as a result of late fees for accrued taxes.

The net cash used in operating activities for the year ended September 30, 2022 was $1,668,924, which reflects our net loss of $9,472,594, as adjusted for an increase of $116,742 in accounts payable primarily due to increased purchases from vendors, an increase of $201,504 in advance from customers, an increase of $347,653 in other payable, adjusted for non-cash items of (a) provision for allowance of doubtful accounts of $5,655, (b) inventory write-down of $412,888, (c) depreciation and amortization expense of $78,169, (d) amortization of prepaid marketing expenses of $725,041, (e) accrued liabilities of $3,729,530 as a result of late fees for accrued taxes, (f) deferred tax expenses of $1,895,387.

Investing Activities

Net cash used in investing activities was $2,617 for the year ended September 30, 2023, as compared to $11,610 for the year ended September 30, 2022. The net cash used in investing activities for the years ended September 30,2023 and 2022 was mainly attributable to purchase of property, plant and equipment.

Financing activities

Net cash provided by financing activities was $977,884 for the year ended September 30, 2023, which primarily attributable to the increase of amount due to related parties, as compared to nil for the year ended September 30, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2023 and 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Actual future gains and losses associated with the Company’s investment portfolio, debt and derivative positions may differ materially from the sensitivity analyses performed as of September 30, 2023 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and the Company’s actual exposures and positions.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gushen, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gushen, Inc  and its subsidiaries (the Company) as of September 30, 2023 and 2022, and the related consolidated statements  of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September  30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated, May 31, 2024 expressed an adverse opinion.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the  financial statements, the Company has working capital deficit and stockholders’ deficit that raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Impact of Ineffective Control Environment

As discussed in Management’s Annual Report on Internal Controls Over Financial Reporting, at September 30, 2023, management identified that a material weakness existed as of September 30, 2023, as the Company did not maintain an effective control environment. Specifically, the control environment did not ensure that the Company’s employees engaged in conduct consistent with the Company’s Business Conduct and Ethics Code.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since 2021.

San Mateo, California

May 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gushen, Inc

Adverse Opinion on Internal Control over Financial Reporting

We have audited Gushen, Inc’s (the Company’s) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual  financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

●	Inadequate income and cost verification process by the financial department: This weakness increases the risk of revenue recognition errors and potential fraud.

●	Taxation discrepancies: The discrepancy between the declared tax revenue amount and the actual revenue amount increases the risk of penalties for late payment and potential non-compliance with tax regulations.

●	The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the Company performs risk management, financial analysis, accounting, and financial reporting. The Company did not maintain an effective control environment primarily attributable to the following identified material weaknesses:

●	The Company's management does not demonstrate a strong commitment to internal controls, and there is a lack of accountability for control deficiencies. The Company does not have the audit committee.

●	There is a risk of management override and inadequate segregation of duties due to the dual role of the major shareholder as both CEO and CFO. This arrangement grants one individual total authority and control over financial decisions and transactions.

●	Ineffective control environment to ensure adherence by the Company’s employees to the Company’s Business Conduct and Ethics Code. Employees are not provided with sufficient training on internal control procedures, and there is a lack of communication regarding the importance of internal controls within the Company. This resulted in communication failures of relevant facts necessary for the accounting group to properly conclude on transactions which led to doubtful accounting treatment of certain revenue transactions.

●	The Company did not have sufficient personnel with an appropriate level of knowledge, experience, and training commensurate with the complexity of the transactions and the financial reporting requirements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated May 31, 2024, on those financial statements. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of operations and comprehensive loss, changes in stockholders ’ deficit, and cash flows of the Company, and our report dated May 31, 2024, expressed an unqualified opinion.

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

/s/ WWC, P.C.

WWC, P.C.

PCAOB ID No. 1171

San Mateo, California

May 31, 2024

GUSHEN, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	September 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,935	$841,686
Other monetary funds	2,764	25,933
Prepayment	6,855	452,425
Other receivables	36,413	140,738
Due from related parties	2,881	23,297
Inventory	-	91
Total Current Assets	103,848	1,484,170

NON-CURRENT ASSETS
Other long-term assets	21,676	80,593
Right of use assets	-	285,311
Property, plant and equipment, net	54,116	145,766
Intangible assets	44,400	56,793
Total non-Current Assets	120,192	568,463

TOTAL ASSETS	$224,040	$2,052,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,201,152	$2,258,779
Lease Liability - current	-	130,598
Contract liability	129,758	340,343
Amount due to related parties	945,532	506
Payroll payable	718,745	766,978
Tax payable	5,363,939	5,502,085
Other payable	277,712	332,781
Accrued Liabilities	4,340,593	3,434,651
Total Current Liabilities	13,977,431	12,766,721

NON-CURRENT LIABILITIES
Lease Liability - non-current	-	154,713
Total non-Current Liabilities	-	154,713

TOTAL LIABILITIES	13,977,431	12,921,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2023 and 1,000,000 shares issued and outstanding as of September 30, 2022*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of September 30, 2023 and 410,618,750 shares issued and outstanding as of September 30, 2022*	42,324	41,062
Additional paid-in capital	63,236	40,498
Statutory reserve	1,545	1,545
Accumulated deficits	(15,288,351)	(12,080,418)
Accumulated other comprehensive gain	1,513,786	1,129,337

Non-controlling interest	(86,031)	(925)
Total Stockholders’ Deficit	(13,753,391)	(10,868,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,040	$2,052,633

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. dollars except Number of Shares)

	For The Years Ended September 30,
	2023	2022

REVENUE	$23,771	$2,407,402

COST OF REVENUE	(15,054)	(1,458,804)

GROSS PROFIT	8,717	948,598

OPERATING EXPENSES
Selling expenses	836,680	3,365,426
General and administrative expenses	1,405,429	1,443,045
Total Operating Expenses	2,242,109	4,808,471

LOSS FROM OPERATIONS	(2,233,392)	(3,859,873)

OTHER INCOME (EXPENSE), NET
Interest income	513	4,222
Other income	1,238	9,160
Other expense	(1,061,398)	(3,730,716)
Total Other Income (Expense), net	(1,059,647)	(3,717,334)

NET LOSS BEFORE TAXES	(3,293,039)	(7,577,207)

Income tax benefit (expense)	0	(1,895,387)

NET LOSS	(3,293,039)	(9,472,594)

Less: Net income (loss) attributable to non-controlling interests	(85,106)	(41)

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(3,207,933)	(9,472,553)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	384,449	965,977

COMPREHENSIVE LOSS	$(2,908,590)	$(8,506,617)

Basic and diluted loss per share*	$(0.008)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GUSHEN, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In U.S. dollars except Number of Shares)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Deficit
Balance at September 30, 2021	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(2,607.865)	$163,360	$(884)	$(2,362,184)

Net loss							(9,472,553)		(41)	(9,472,594)

Foreign currency translation adjustment								965.977		965,977

Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Deficit
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

Net loss							(3,207,933)		(85,106)	(3,293,039)

Issuance of restricted shares			12,618,523	1,262	22,738					24,000

Foreign currency translation adjustment								384,449		384,449

Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

GUSHEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For The Years Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,293,039)	$(9,472,594)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for allowance for expected credit losses	450,727	5,655
Inventory impairment	-	412,888
Stock based compensation	24,000	-
Loss from the disposal of property and equipment	33,950	-
Depreciation and amortization	70,179	78,169
Amortization of prepaid expenses	62,677	725,041
Changes in operating assets and liabilities:
Other receivables	(339,103)	37,417
Advances to suppliers	438,904	93,321
Due from related party	20,516	25,281
Deferred tax asset	-	1,895,387
Inventory	91	(4,680)
Right of use assets	287,767	(309,806)
Accounts payable	(567)	116,742
Contract liability	(209,005)	201,504
Payroll payable	(29,855)	1,313
Tax payables	920	138,449
Accrued Liabilities	1,027,237	3,729,530
Other payables	(48,283)	347,653
Lease liabilities- current & non-current	(287,767)	309,806
Net cash used in operating activities	(1,790,651)	(1,668,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,617)	(11,610)
Net cash used in investing activities	(2,617)	(11,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	977,884	-
Net cash provided by financing activities	977,884	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(815,384)	(1,680,534)
EFFECT OF EXCHANGE RATE ON CASH	5,464	(111,469)
CASH AT BEGINNING OF YEAR	$867,619	$2,659,622
CASH AT END OF YEAR	$57,699	$867,619

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The following combined financial information of the Company as of for the year ended September 30, 2023 and 2022 included in the accompanying consolidated financial statements of the Company was as follows:

	At September 30, 2023	At September 30, 2022
CURRENT ASSETS
Cash and cash equivalents	$46,003	$789,730
Other monetary funds	2,764	25,933
Prepayment	6,855	452,425
Other receivables	36,413	127,339
Intercompany receivables	167,318	171,655
Due from related parties	2,881	23,297
Inventory	-	91
Total Current Assets	262,234	1,590,470

NON-CURRENT ASSETS
Other long-term assets	21,676	80,593
Right of use assets	-	285,311
Property, plant and equipment, net	54,116	145,766
Intangible assets	44,400	56,793
Total non-Current Assets	120,192	568,463

TOTAL ASSETS	$382,426	$2,158,933

CURRENT LIABILITIES
Accounts payable	$2,201,152	$2,258,779
Lease Liability - current	-	130,598
Contract liability	129,758	340,343
Amount due to related parties	944,990	14
Intercompany payables	54,838
Payroll payable	718,745	766,978
Tax payable	5,363,939	5,502,085
Other payable	277,712	332,781
Accrued Liabilities	4,340,593	3,434,651
Total Current Liabilities	14,031,727	12,766,229

NON-CURRENT LIABILITIES
Lease Liability - non-current	-	154,713
Total Non -current Liabilities	-	154,713

TOTAL LIABILITIES	$14,031,727	$12,920,942

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

	For The Years Ended September 30,
	2023	2022

REVENUE	$23,771	$2,407,402

COST OF REVENUE	(15,054)	(1,458,804)

GROSS PROFIT	8,717	948,598

OPERATING EXPENSES
Selling expenses	836,680	3,365,426
General and administrative expenses	1,405,342	1,400,987
Total Operating Expenses	2,242,022	4,766,413

LOSS FROM OPERATIONS	(2,233,305)	(3,817,815)

OTHER INCOME (EXPENSE), NET
Interest income	421	3,932
Other income	1,238	9,160
Other expense	(1,061,398)	(3,730,716)
Total Other Income (Expense), net	(1,059,739)	(3,717,624)

NET LOSS BEFORE TAXES	(3,293,044)	(7,535,439)

Income tax benefit (expense)	0	(1,895,387)

NET LOSS	(3,293,044)	(9,430,826)

	For The Years Ended September 30,
	2023	2022
Net cash used in operating activities	$(1,747,490)	$(1,627,156)
Net cash used in investing activities	(2,617)	(11,610)
Net cash provided by financing activities	977,820	-

The following financial information of Beijing Fengyuan Zhihui Education Technology Co., Ltd. as of for the year ended September 30, 2023 and 2022.

	At	At
	September 30,	September 30,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$8,932	$51,956
Intercompany receivables	54,838	13,399
Total Current Assets	63,770	65,355

TOTAL ASSETS	$	$65,355

CURRENT LIABILITIES
Intercompany payable	$167,318	$171,655
Amount due to related parties	542	492
Total Current Liabilities	167,860	172,147

TOTAL LIABILITIES	$167,860	$172,147

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

	For The Years Ended September 30,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$87	$42,058
Total Operating Expenses, net	87	42,058

LOSS FROM OPERATIONS	(87)	(42,058)

OTHER INCOME (EXPENSE), NET
Interest income	92	290
Total Other Income (Expense), net	92	290

NET (LOSS) INCOME BEFORE TAXES	5	(41,768)

Income tax benefit (expense)	-	-

NET INCOME (LOSS)	5	(41,768)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	3,302

COMPREHENSIVE INCOME (LOSS)	$5	$(38,466)

Basic and diluted loss per share*	$0	$0

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	410,618,750

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and consolidated variable interest entity (“VIE”) in PRC (i.e. Beijing Zhuoxun Century Culture Communication Co., Ltd.), including the VIE’ subsidiaries, for which the Gushen Inc, is the primary beneficiary.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2023, the Company’s current liabilities exceeded the current assets by $13,873,583, its accumulated deficit was $15,288,351 and the Company has incurred losses during the year ended September 30, 2023 and 2022. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

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

Online sales

For the year ended September 30, 2022, the Company provides goods, mostly household items, to customers on its online sales platform. Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis, because the Company is the primary obligor of the sales arrangements, has latitude in establishing prices and discretion in suppliers’ selection, and assumes credit risks on receivables on gross sales from customers.

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

For the year ended September 30, 2023, the Company sells goods through live streaming to customers, and arranging for its suppliers to provide goods directly to customers. Revenue is recognized on a net basis, i.e. revenue generated from sales less the cost of goods purchased.

Other Revenue

Other revenues include sales of anti-addiction mobile phone device and other revenues. The amount was immaterial compared to total revenue during the year ended September 30, 2023 and 2022.

Practical expedients and exemption

The company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of September 30, 2023 and 2022, the Company’s advances from customer unearned training fee and brand usage fee amounted to $129,758 and $340,343, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Years Ended September 30,
	2023	2022

Training revenue	$1,653	$1,124,655
Charge for use of brand	21,413	961,005
Online sales	702	315,688
Other revenue	3	6,054
Total Revenue	$23,771	$2,407,402

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2023	RMB7.2942 to $1
September 30, 2022	RMB7.1099 to $1

Income statement and cash flows items
For the year ended September 30, 2023	RMB7.0492 to $1
For the year ended September 30, 2022	RMB6.5477 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2023 and 2022.

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

The Company evaluates the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended September 30, 2023 and 2022, the Company did not have any impairment loss against its operating lease ROU assets.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2023 and 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the fiscal years ending September 30, 2023 and 2022, no single customer accounted for more than 10% of total revenue.

For the year ended September 30, 2023, one supplier accounted for 100% of the Company’s total purchases. For the year ended September 30, 2022, three suppliers accounted for 25%, 23%, 11% of the Company’s total purchases, respectively.

As of September 30, 2023, one supplier accounted for 10% of the Company’s total accounts payable balance. As of September 30, 2022, one supplier accounted for 10% of the Company’s total accounts payable balance.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, other monetary funds, accounts and other receivables, other current assets, accounts and other payables, payroll payables, tax payables, accrued liabilities, and other short-term liabilities  approximate their fair value due to their short maturities.

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

As of September 30, 2023 and 2022, the Company had no investments in financial instruments.

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

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The Company, its wholly-owned subsidiaries, VIE and VIE’s subsidiaries do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of income and cash flows.

3. PREPAYMENTS

Prepayments consist of the following:

	September 30, 2023	September 30, 2022

Prepaid marketing fee	$-	$160,252
Prepaid service fee	6,855	284,928
Prepaid rent	-	7,245
Total	$6,855	$452,425

4. OTHER RECEIVABLES

Other receivables consist of the following:

	September 30, 2023	September 30, 2022

Amount due from third parties	426,995	33,459
Amount due from employees	35,601	36,500
Deposit & guarantee	22,821	86,684
Others	12,636	17,269
Less: allowance for expected credit losses	(461,640)	(33,175)
Other receivables, net	$36,413	$140,738

The following table sets forth the movement of allowance for expected credit losses:

	September 30, 2023	September 30, 2022

Beginning	$33,175	$30,796
Provision for allowance for expected credit losses	446,445	5,655
Write off bad debt	(2,220)	-
Exchange rate difference	(15,760)	(3,276)
Balance	$461,640	$33,175

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

5. INVENTORY

The company’s sole inventory is the anti-addiction cell phone which has primarily four functions including anti-addiction, myopia prevention, security, and study assistance, for the purpose of managing elementary and middle school students.

	September 30, 2023	September 30, 2022

Cost	$369,367	$383,252
Less: provision for inventory	(369,367)	(383,161)
Net amount	$-	$91

The following table sets forth the movement of provision for the inventory:

	September 30, 2023	September 30, 2022

Beginning	$383,161	$3,215
Additions	-	412,888
Charge-off	(4,256)	-
Exchange rate difference	(9,538)	(32,942)
Balance	$369,367	$383,161

6. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

The prepaid marketing fees are mainly for the two-year marketing service provided by different agents which the Company has signed contracts with.

	September 30, 2023	September 30, 2022

Prepaid service fee	21,676	80,593
Total	$21,676	$80,593

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2023	September 30, 2022

Office and computer equipment	$66,249	$280,163
Leasehold improvement	117,216	120,255
Transportation equipment	72,660	74,544
Less: Accumulated depreciation	(202,009)	(329,196)
Property, plant and equipment,net	$54,116	$145,766

Depreciation expenses charged to the statements of operations for the year ended September 30, 2023 and 2022 were $58,840 and $67,672, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30, 2023	September 30, 2022

Software	$94,226	$96,668
Less: Accumulated amortization	(49,826)	(39,875)
Intangible assets, net	$44,400	$56,793

Amortization charged to the statements of operations for the year ended September 30, 2023 and 2022 were $11,339 and $10,497, respectively.

9. LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.76% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	As of September 30,
	2023	2022

Right-of-use assets	$-	$285,311
Operating lease	-	285,311
Lease liabilities - current	-	130,598
Operating lease	-	130,598
Lease liabilities – non-current	-	154,713
Operating lease	-	154,713
Total lease liabilities	$-	$285,311

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023:

Operating Leases
1st year	$-
Total lease payments	-
Less: Imputed interest	-
Present value of lease liabilities	-
Less: Current lease liabilities	-
Long-term lease liabilities	-

10. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	September 30, 2023	September 30, 2022

Amount due to agents	$1,299,500	$1,333,751
Amount due to other service providers	901,652	925,028
Total	$2,201,152	$2,258,779

11. CONTRACT LIABILITY

Contract liability consist of the following:

	September 30, 2023	September 30, 2022

Advance from customers	$129,758	$340,343
Total	$129,758	$340,343

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2023	September 30, 2022

Late fees for accrued taxes	$4,340,593	$3,434,651
Total	$4,340,593	$3,434,651

13. OTHER EXPENSES

Other expenses consist of the following:

	For The Year Ended September 30,
	2023	2022
Late fees for accrued taxes	$1,027,237	$3,729,530
Miscellaneous	34,161	1,186
Total	$1,061,398	$3,730,716

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

14. BALANCES WITH RELATED PARTIES

	Note	September 30, 2023	September 30, 2022
Due from related parties
Yulong Yi	(a)	$698	$9,155
Ru Zhang	(b)	-	5,890
Shaowei Peng	(c)	1,360	8,252
Wanwu Kang	(d)	823	8,252
Total		$2,881	$23,297

Due to related parties
Yulong Yi		$945,532	$492
Shaowei Peng		-	14
Total		$945,532	$506

(a)	Chairman and shareholders (shareholding ratio of 71.6216%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	Holder of 11% registered capital of Beijing ZhuoXun Century Culture Communication Co., Ltd. and no longer a shareholder in Beijing Zhuoxun since December 2023.

(c)	CTO and shareholders (shareholding ratio of 6.7568%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(d)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

Amount due from related parties are mainly cash in advance provided to the related parties by the Company. Amount due to related parties are mainly the out-of-pocket expenses incurred by the related parties for working purpose which are to be reimbursed by the Company.

All the above balances are due on demand, interest-free, unsecured and expected to be settled within one operating period.

15. TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC Tax

The Company is subject to corporate income tax (“CIT”) at 25% for the year ended September 30, 2023 and 2022.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Year Ended September 30,
	2023	2022
Loss before income taxes	$(3,293,039)	$(7,577,207)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(823,260)	(1,894,302)
Reconciling items:
Non-deductible expenses	8,103	41,697
Change in valuation allowance	815,157	3,747,992
Income tax expenses/ (benefits)	$-	$1,895,387

GUSHEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

The tax effects of temporary differences that give rise to the deferred tax balances at September 30, 2023 and 2022 are as follows:

	September 30,	September 30,
	2023	2022
Deferred tax asset:
Bad debt provision	$108,897	$6,992
Inventory provision	-	730
Tax loss carryforward	678,736	1,740,308
Total	787,633	1,748,030
Deferred tax liability:
Depreciation	$-	$2,505

Less: Allowance of deferred tax asset	$787,633	$1,745,525
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	September 30,	September 30,
	2023	2022

VAT tax payable	$1,358,660	$1,392,129
Company income tax payable	1,867,816	1,916,238
Individual income tax payable	1,967,324	2,019,295
Other taxes payable	170,139	174,423
Totals	$5,363,939	$5,502,085

16. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the year ended September 30, 2023 and 2022, the Company contributed a total of $174,011 and $227,967, respectively, to these funds.

17. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after September 30, 2023 up through the date the consolidation financial statements were issued. There were no other subsequent events occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer which both positions are held by Mr. Yulong Yi, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management concluded that our disclosure controls and procedures were ineffective as of September 30, 2023 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of September 30, 2023, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended September 30, 2023 to contain a material misstatement.

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

Name	Age	Position
Yulong Yi	47	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman, Director
Shaowei Peng	46	Vice President, Chief Technology Officer

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

Components of Compensation

The table below sets forth a summary of the key elements of our 2023 and 2022 compensation program for NEOs.

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

Long-Term Incentives

With respect to long-term incentives, the Company has established an Equity Incentive Plan in 2021, under which stock options, stock appreciation rights, restricted shares and performance awards may be awarded to our executive officers. While no award has been issued to any NEO as of September 30, 2023, the Board periodically reviews such options.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation of our named executive officers, as determined under Item 402 of Regulation S-K, for the years ended September 30, 2023 and 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Yulong Yi,	2022	120,393	5,456	-	-	-	125,849
President	2023	115,896	0	-	-	-	115,896

Shaowei Peng,	2022	51,309	12,827	-	-	-	64,136
Vice President	2023	56,063	0	-	-	-	56,063

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

For the year ended September 30, 2023, our last completed fiscal year: (i) the median of the annual total compensation of all employees of the Company (other than our CEO) was $589,562, and (ii) the total annual compensation of our CEO was $115,896. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 6 to 1 for 2023.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the median employee, the methodology and the material assumptions, adjustments and estimates that we used were as follows:

●	We excluded individuals who had worked at the Company and its consolidated subsidiaries for less than 3 months in 2023 in order to better represent our typical employee population. After excluding such individuals, we determined that there were 26 individuals (other than our CEO) in our employee population during 2023.

●	We selected September 30, 2023, which is within the last three months of 2023, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient manner, including to more easily calculated total annualized compensation for each employee.

●	To identify the median employee from our employee population, we calculated each employee’s annualized compensation for 2023 based on compensation reported in their income tax certificates.

●	Using this methodology, we determined that the median employee was 20, with annualized total compensation for 2023 in the amount of $705,458.

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of May 31, 2024. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of May 31, 2024 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name (1)	Number of Shares of Common Stock Beneficially Own		Approximate Percentage of Outstanding Shares of Common Stock	Number of Shares of Preferred Stock Beneficially Own	Approximate Percentage of Outstanding Shares of Preferred Stock	Voting Power on converted basis (2)
Yulong Yi(3)(5)(6)(8)	234,995,400	(9)	55.52%	-	-	54.24%
Shaowei Peng(4)(7)	19,115,850		4.51%	-	-	4.41%
All directors and executive officers (2) as a group	254,111,250		59.03%	-	-	59.65%
5% Shareholders
Zhaowei Zhang			-	250,000	25.00%	0.58%
Pengfei Zhou			-	750,000	75.00%	1.73%
Dean Limited(5)	114,493,382		27.05%	-	-	27.05%
Menominee Limited(6)	88,458,833		20.90%	-	-	20.42%
Dragoon Limited(9)	20,608,567		4.87%	-	-	4.76%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1312-13, 14th Floor, Building No. 2, 1 Hangfeng Road, Fengtai District, Beijing, PRC

(2)	Each Preferred Stock is convertible into 10 shares of Common Stock.

(3)	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary, and Director.

(4)	Chief Technology Officer.

(5)	Dean Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Dean Limited is Yulong Yi.

(6)	Menominee Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Menominee Limited is Yulong Yi.

(7)	Oriental Voice Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Oriental Voice Limited is Mr. Shaowei Peng.

(8)	Discover The Future Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Discover The Future Limited is Yulong Yi.

(9)	Includes: (i) 114,493,382 shares of Common Stock held through Dean Limited, a Hong Kong limited company; (ii) 88,458,833 shares of Common Stock held through Menominee Limited, a Hong Kong limited company; (iii) 11,434,618 shares of Common Stock held through Discover The Future Limited, a Hong Kong limited company; and (iv) 19,080,000 shares of Common Stock held through Frebis Limited, a Hong Kong limited company. The business address of each aforementioned holding entity is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over each aforementioned holding entity is Yulong Yi, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

		September 30,	September 30,	September 30,
	Note	2023	2022	2021
Due from related parties
Yulong Yi	(a)	$698	$9,155	$32,727
Ru Zhang	(b)	-	5,890	6,486
Shaowei Peng	(c)	1,360	8,252	12,063
Wanwu Kang	(d)	823	-	-
		$23,297	$23,297	$51,276

Due to related parties
Yulong Yi		$945,532	$492	$542
Wanwu Kang		-	-	1
Shaowei Peng		-	14	-
		$945,5326	$506	$543

(a)	Chairman of Zhuoxun Beijing and Chairman and legal representative of Fengyuan Beijing. And holds 55.5% voting rights of Zhuoxun Beijing.
(b)	Holder of 4.9% registered capital of Zhuoxun Beijing.
(c)	CTO of Zhouxun Beijing and Director of Fengyuan Beijing.
(d)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

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

Accounting Fees and Services	For the year ended September 30, 2023	For the year ended September 30, 2022
Audit fees	$155,000	$102,082
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	155,000	102,382

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location
3.1	Certificate of Incorporation	Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015

3.2	Amended and Restated Bylaws	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022

4.1	Description of Securities	Previously filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended April 30, 2021 filed on July 30, 2021

10.1	2021 Equity Incentive Plan	Previously filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended September 30, 2022 filed on October 4, 2023

10.2	Form of Employment Agreement of Beijing Zhuoxun Century Culture Communication Co., Ltd.	Previously filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended September 30, 2022 filed on October 4, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSHEN, INC.

Date: May 31, 2024	By:	/s/ Yulong Yi
	Name:	Yulong Yi
	Title:	Chairman of the Board of Directors, CEO, President, Treasurer (Principal Executive Officer & Principal Financial Officer & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on May 31, 2024.

Signature	Title

/s/ Yulong Yi	Chairman, Chief Executive Officer, President and Treasurer
Yulong Yi	(Principal Executive Officer & Principal Financial & Accounting Officer)

/s/ Shaowei Peng	Vice President, Chief Technology Officer
Shaowei Peng