Form 10-Q
period 2023-12-31
Zhuoxun Hongtu Inc.
filed 2024-10-11
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 000-55666

Zhuoxun Hongtu Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3413138
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Room 1312-13, 14th Floor, Building No. 2, 1 Hangfeng Road,

Fengtai District, Beijing, China 100070

(Address of principal executive offices)

+86-139-4977-8662

(Issuer’s telephone number including area code)

Gushen, Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of the date hereof, 2024, there are 423,237,273 shares of common stock issued and outstanding.

ZHUOXUN HONGTU INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	As of December 31,	As of September 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,923	$54,935
Other monetary funds	-	2,764
Prepayment	37,321	6,855
Other receivables, net	72,458	36,413
Due from related parties	2,163	2,881
Inventory, net	942	-
Other Assets, current	22,802	-
Total Current Assets	246,609	103,848

NON-CURRENT ASSETS
Other long-term assets	-	21,676
Property, plant and equipment, net	49,952	54,116
Intangible assets, net	3,813	44,400
Total non-Current Assets	53,765	120,192

TOTAL ASSETS	$300,374	$224,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,522,156	$2,201,152
Contract liability	295,488	129,758
Amount due to related parties	1,098,606	945,532
Payroll payable	740,570	718,745
Tax payable	5,526,381	5,363,939
Other payable	282,071	277,712
Accrued liabilities	4,821,060	4,340,593
Total Current Liabilities	15,286,332	13,977,431

TOTAL LIABILITIES	15,286,332	13,977,431

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2023 and 1,000,000 shares issued and outstanding as of September 30, 2023*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of December 31, 2023 and 423,237,273 shares issued and outstanding as of September 30, 2023*	42,324	42,324
Additional paid-in capital	63,236	63,236
Statutory reserve	1,545	1,545
Accumulated deficits	(16,090,217)	(15,288,351)
Accumulated other comprehensive gain	1,083,086	1,513,786
Non-controlling interest	(86,032)	(86,031)
Total Stockholders’ (Deficit) Equity	(14,985,958)	(13,753,391)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,374	$224,040

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended December 31,
	2023	2022

REVENUE	$48	$89

COST OF REVENUE	-	1

GROSS PROFIT	48	88

OPERATING EXPENSES
Selling expenses	101,387	320,820
General and administrative expenses	458,497	292,602
Total Operating Expenses, net	559,884	613,422

LOSS FROM OPERATIONS	(559,836)	(613,334)

OTHER INCOME (EXPENSE), NET
Interest income	43	383
Other income	16,050	-
Other expense	(258,124)	(267,542)
Total Other Income (Expense), net	(242,031)	(267,159)

NET LOSS BEFORE TAXES	(801,867)	(880,493)

Income tax benefit (expense)	-	-

NET LOSS	(801,867)	(880,493)

Less: Net (loss)income attributable to non-controlling interests	(1)	12

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(801,866)	(880,505)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(430,700)	(362,007)

COMPREHENSIVE LOSS	$(1,232,567)	$(1,242,500)

Basic and diluted loss per share*	$(0.002)	$(0.002)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	410,618,750

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 and 2022

(In U.S. dollars except Number of Shares)

(UNAUDITED)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)
Net income (loss)							(801,866)		(1)	(801,867)
Foreign currency translation adjustment								(430,700)		(430,700)

Balance at December 31, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(1,609,0217)	$1,083,086	$(86,032)	$(14,985,958)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

Net income (loss)							(880,505)		12	(880,493)
Foreign currency translation adjustment								(362,007)		(362,007)

Balance at December 31, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,960,923)	$767,330	$(913)	$(12,111,301)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Three Months Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(801,867)	$(880,493)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for credit losses, net	16,169	5,890
Write off bad debt	(26,539)	(2,201)
Impairment of intangible assets	38,817
Loss from the disposal of property and equipment	-	10,840
Depreciation and amortization	8,087	20,079
Amortization of prepaid expenses	4,328	35,492
Accrued liabilities	342,944	256,702
Changes in operating assets and liabilities:
Other receivables	(23,963)	64,990
Advances to suppliers	(34,521)	(60,182)
Due from related party	792	15,948
Inventory	(926)	78
Right of use assets	-	95,561
Accounts payable	249,919	(5,064)
Contract liabilities	158,985	(207,016)
Payroll payable	59	(11,555)
Tax payables	3	(462)
Other payables	(3,979)	79,687
Lease liabilities- current & non-current	-	(95,561)
Net cash used in operating activities	(71,692)	(677,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	122,275	-
Net cash provided by financing activities	122,275	-

EFFECT OF EXCHANGE RATE ON CASH	2,641	5,956

NET CHANGE IN CASH AND CASH EQUIVALENTS	53,224	(671,311)

CASH AT BEGINNING OF PERIOD	$57,699	$867,619

CASH AT END OF PERIOD	$110,923	$196,308

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

1. ORGANIZATION AND BUSINESS

Zhuoxun Hongtu Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada. The name of the Company was changed from “Gushen, Inc.” to “Zhuoxun Hongtu Inc.”since August 23, 2024 to align with the Company's operations and brands for its subsidiaries.

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

The following combined financial information of the Group’s VIEs as of December 31, 2023 and September 30, 2023 and for the three months ended December 31, 2023 and 2022 included in the accompanying interim condensed consolidated financial statements of the Group was as follows:

	As of December 31,	As of September 30,
	2023	2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$103,839	$46,003
Other monetary funds	-	2,764
Prepayment	37,321	6,855
Other receivables, net	72,458	36,413
Intercompany receivables	113,767	167,318
Due from related parties	2,163	2,881
Inventory, net	942
Other Assets, current	22,802	-
Total Current Assets	353,292	262,234

NON-CURRENT ASSETS
Other Assets, non-current	-	21,676
Property, plant and equipment, net	49,952	54,116
Intangible assets, net	3,813	44,400
Total non-Current Assets	53,765	120,192

TOTAL ASSETS	$407,057	$382,426

CURRENT LIABILITIES
Accounts payable	$2,522,156	$2,201,152
Contract liability	295,488	129,758
Amount due to related parties	1,098,025	944,990
Intercompany payables	-	54,838
Payroll payable	740,570	718,745
Tax payable	5,526,381	5,363,939
Other payable	282,071	277,712
Accrued liabilities	4,821,060	4,340,593
Total Current Liabilities	15,285,751	14,031,727

TOTAL LIABILITIES	$15,285,751	$14,031,727

	For The Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
REVENUE	$48	$89

COST OF REVENUE	-	1

GROSS PROFIT	48	88

OPERATING EXPENSES
Selling expenses	101,387	320,820
General and administrative expenses	458,468	292,581
Total Operating Expenses	559,855	613,401

LOSS FROM OPERATIONS	(559,807)	(613,313)

OTHER INCOME (EXPENSE), NET
Interest income	36	328
Other income	16,050	0
Other expense	(258,124)	(267,542)
Total Other Income (Expense), net	(242,038)	(267,214)

NET LOSS BEFORE TAXES	(801,845)	(880,527)

Income tax benefit (expense)	-	0
NET LOSS	$(801,845)	$(880,527)

	For The Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(69,588)	$(690,701)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	122,253	-

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Going Concern

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2023, the Company’s current liabilities exceeded the current assets by $15,039,723, its accumulated deficit was $16,090,217 and the Company has incurred losses during the three months ended December 31, 2023 and 2022. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and gradually shifted the business focus to the brand authorization for community healthy station and operation service charges to bring in more revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity.

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

The Company identified the following performance obligations for each type of contract:

Training Revenue

The Company’s online training course service primarily includes coursewares or videos which are already published on the app. Other than providing the access, there are no bundle or multiple separable and distinct tasks. According to ASC 606-10-25-19, there is one performance obligation for the training course service.The Company required and received fees before participants accessed the online courses. Revenue recognised over the period of the card after the E-card was activated.

Practical expedients and exemption

The Company has not inccurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of December 3l 2023 and September 30 2023, the Company’s advances from customer unearned training fee and brand usage fee amounted to $295,488 and$129,758 ,respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended
	December 31,
	2023	2022

Training Revenue	$48	$89
Total Revenue	$48	$89

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2023	RMB7.0798 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the three months ended December 31, 2023	RMB7.2052 to $1
For the three months ended December 31, 2022	RMB7.1090 to $1

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Other monetary funds

Other monetary funds consist of cash deposited in financial institutions other than banks.

Allowance for credit loss

The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) on October 1,2023. ASC 326 requires the application of a credit loss model based prospectively on current expected credit losses (CECL), and replaces the previous model based retrospectively on past incurred losses. When a receivable does not share risk characteristics with other receivables, management will evaluate such receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote. The adoption of ASC 326 did not have a material impact on our consolidated financial statements and related disclosures.

Inventory, net

Inventories are stated at the lower of cost (weighted average basis) or net realizable value. The methods of determining inventory costs are used consistently from year to year. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

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

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in other expenses in the interim condensed consolidated statements of comprehensive loss.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of December 31, 2023, the impairment of intangible assets was $39,504. No impairment has been recorded by the Company as of September 30, 2023.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2023 and September 30, 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the three months ended December 31, 2023 and 2022, no single customer accounted for more than 10% of total revenue.

For the three months ended December 31, 2023, one supplier accounted for 100% of the Company’s total purchases.For the three months ended December 3l, 2022, the Company has no purchases for this quarter.

As of December 31, 2023, no supplier accounted for 10% of the Company’s total accounts payable balance. As of September 30, 2023, one supplier accounted for 10% of the Company’s total accounts payable balance.

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, other receivables, other current assets, accounts and other payables, and other short-term liabilities approximate their fair value due to their short maturities.

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

The ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU should be adopted retrospectively to all periods presented in the financial statements unless it is impracticable to do so. The adoption of ASU 2023-07 is not expected to materially impact the Company’s consolidated balance sheets, statements of income and comprehensive income, cash flows or disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. We expect the adoption of this ASU will not have a material effect on the consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3. PREPAYMENTS

Prepayments consist of the following:

	December 31, 2023	September 30, 2023
Prepaid service fee	$37,321	$6,855
Totals	$37,321	$6,855

4. OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2023	September 30, 2023
Amount due from third parties	$491,515	$426,995
Amount due from employees	13,160	35,601
Deposit & guarantee	20,405	22,821
Others	12,444	12,636
Less: allowance for credit loss	(465,066)	(461,640)
Other receivables, net	$72,458	$36,413

The following table sets forth the movement of allowance for credit loss:

	December 31,	September 30,
	2023	2023
Beginning	$461,640	$33,175
Additions (Recovery)	16,169	446,445
Write off	(26,539)	(2,220)
Exchange rate difference	13,796	(15,760)
Balance	$465,066	$461,640

5. INVENTORY, NET

	December 31, 2023	September 30, 2023
Cost	$381,494	$369,367
Less: provision for inventory	(380,552)	(369,367)
Net amount	$942	$-

The following table sets forth the movement of provision for the inventory:

	December 31, 2023	September 30, 2023
Beginning	$369,367	$383,161
Additions	-	-
Charge-offs	-	(4,256)
Exchange rate difference	11,185	(9,538)
Balance	$380,552	$369,367

6. OTHER ASSETS

Other assets consist of the following:

Current portion

	December 31, 2023	September 30, 2023
Prepaid service fee	$16,062	$-
Prepaid rental	6,740	-
Totals	$22,802	$-

Non - current portion

	December 31, 2023	September 30, 2023
Prepaid service fee	$-	$21,676
Totals	$-	$21,676

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2023	September 30, 2023
Office and computer equipment	$68,255	$66,249
Lease improvement	120,766	117,216
Transportation equipment	74,861	72,660
Less: Accumulated depreciation	(213,930)	(202,009)
Totals	$49,952	$54,116

Depreciation expenses charged to the statements of operations for the three months ended December 31, 2023 and 2022 were $5,702 and $16,087, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31,	September 30,
	2023	2023
Software	$97,079	$94,226
Less: Accumulated amortization	(53,762)	(49,826)
Less: Impairment of intangible assets	(39,504)	-
Totals	$3,813	$44,400

Amortization charged to the statements of operations for the three months ended December 31, 2023 and 2022 were $2,385 and $3,993, respectively.

9. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	December 31, 2023	September 30, 2023
Amount due to agents	$1,557,576	$1,299,500
Amount due to third parties	964,580	901,652
Totals	$2,522,156	$2,201,152

10. CONTRACT LIABILITY

Contract liability consist of the following:

	December 31, 2023	September 30, 2023
Advance from customers	$295,488	$129,758
Totals	$295,488	$129,758

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2023	September 30, 2023
Late fees for accrued taxes	$4,732,237	$4,340,593
Profession fee	70,624	-
Accrued rental	18,199	-
Totals	$4,821,060	$4,340,593

12. BALANCES WITH RELATED PARTIES

	Note	December 31, 2023	September 30, 2023
Due from related parties
Yulong Yi	(a)	$-	$698
Shaowei Peng	(b)	2,163	1,360
Wanwu Kang	(c)	-	823
Totals		$2,163	$2,881

Due to related parties
Yulong Yi	(a)	$1,098,606	$945,532
Totals		$1,098,606	$945,532

(a)	Chairman and shareholders (shareholding ratio of 71.6216%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	CTO and shareholders (shareholding ratio of 6.7568%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

(c)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

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

BVI Islands

The Company was incorporated in the British Virgin Islands (BVI). Under the current laws of the BVI, the Company is exempt from income tax and capital gains tax. Furthermore, dividend payments made by the Company are not subject to withholding tax within the BVI Islands.

Hong Kong

On March 21, 2018, the Hong Kong Legislative Council passed The Inland Revenue (Amendment) (No. 7) Bill 2017 (the “Bill”) which introduces the two-tiered profits tax rates regime. The Bill was signed into law on March 28, 2018 and was announced on the following day. Under the two-tiered profits tax rates regime, the first 2 million Hong Kong Dollar (“HKD”) of profits of the qualifying group entity will be taxed at 8.25%, and profits above HKD 2 million will be taxed at 16.5%.

PRC Tax

Based on the Circular No. 13 of the State Tax Bureau for 2022, effective from January 1, 2022 to December 31, 2024, for small and micro-profit enterprises, the portion of the annual taxable income not exceeding RMB 1 million will be reduced by 25% and counted as taxable income, the corporate income tax will be paid at a rate of 20%. For the taxable income that exceeds RMB 1 million but does not exceed RMB 3 millions, the amount will be reduced by 50% and counted as taxable income, the corporate income tax will also be paid at a rate of 20%. During the three months ended December 31, 2023 and 2022, the operating entities within China were rated as small and micro enterprises.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Three Months Ended
	December 31,
	2023	2022
Loss before income taxes	$(801,867)	$(880,493)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(200,466)	(220,123)
Reconciling items:
Non-deductible expenses	16,283	2,331
Change in valuation allowance	184,183	217,792
Income tax expenses (benefits)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax balances as of December 31, 2023 and September 30, 2023 are as follows:

	December 31,	September 30,
	2023	2023
Deferred tax asset:
Bad debt provision	$116,267	$108,897
Inventory provision	95,138	-
Impairment of intangible assets	9,876	-
Tax loss carryforward	1,205,778	678,736
	1,427,059	787,633
Less: Allowance of deferred tax asset	$(1,427,059)	$(787,633)
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	December 31,	September 30,
	2023	2023
Company income tax payable	$1,924,379	$1,867,816
VAT tax payable	1,399,808	1,358,660
Individual income tax payable	2,026,901	1,967,324
Other taxes payable	175,293	170,139
Totals	$5,526,381	$5,363,939

14. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the three months ended December 31, 2023 and 2022, the Company contributed a total of $25,926 and $45,895, respectively, to these funds.

15. SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2023 to the date these interim condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these interim condensed consolidated financial statements, except for “Gushen, Inc.” change its name to "Zhuoxun Hongtu Inc." on August 23, 2024.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us” and “we” shall mean Zhuoxun Hongtu Inc., a Nevada corporation, and its consolidated subsidiary, as applicable.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Overview

Zhuoxun Hongtu Inc., a Nevada corporation previously known as “Gushen, Inc.” prior to its name change on August 23, 2024 (the “Company”), owns 100% of Dyckmanst Limited, a British Virgin Islands company (“Dyckmanst”), which owns 100% of Edeshler Limited, a Hong Kong company (“Edeshler”), which in return owns 100% of Beijing Fengyuan Zhihui Education Technology Co., Ltd., a PRC company (“Fengyuan Beijing”). The Company, Dyckmanst and Edeshler are holding companies with no substantive operations.

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

Recent Development

Name Change

On August 9, 2024, pursuant to Section 78.390(8) of the Nevada Revised Statutes (the “NRS”), the Company’s board of directors (the “Board”) approved the change of the Company’s name from “Gushen, Inc.” to “Zhuoxun Hongtu Inc.” to align with the Company’s operations and brands for its subsidiaries (the “Name Change”) and the filing of a certificate of amendment (the “Certificate of Amendment”) with the Secretary of State for the State of Nevada effectuating such Name Change. The Certificate of Amendment was filed with the Secretary of State for the State of Nevada on August 23, 2024.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2023, the Company’s current liabilities exceeded the current assets by $15,039,723, its accumulated deficit was $16,090,217 and the Company has incurred losses during the three months ended December 31, 2023 and 2022. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and gradually shifted the business focus to the brand authorization for community healthy station and operation service charges to bring in more revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity.

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

Zhuoxun Beijing identified the following performance obligations for each type of contract:

Training revenue

Zhuoxun Beijing’s online training course service primarily includes coursewares or videos which are already published on the website. Other than providing the access, there are no bundle or multiple separable and distinct tasks. According to ASC 606-10-25-19, there is one performance obligation for the training course service. Zhuoxun Beijing required and received fees before participants accessed the online courses. Revenue recognised over the period of the card after the E-card was activated.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2023	RMB7.0798 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the three months ended December 31, 2023	RMB7.2052 to $1
For the three months ended December 31, 2022	RMB7.1090 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of December 31, 2023, the impairment of intangible assets was $39,504. No impairment has been recorded by the Company as of September 30, 2023.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2023 and September 30, 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As of December 31, 2023 and September 30, 2023, the Company had no investments in financial instruments.

Results of Operations

Comparison of Three Months Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended December 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Three Months Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$48	100.00	$89	100.00
Cost of revenue	-	-	(1)	(1.12)
Gross profit	48	100.00	88	98.88
Selling expenses	(101,387)	(211,222.92)	(320,820)	(360,471.91)
General and administrative expenses	(458,497)	(955,202.08)	(292,602)	(328,766.29)
Loss from operations	(559,836)	(1,166,325)	(613,334)	(689,139.33)
Other income (expense), net	(242,031)	(504,231.25)	(267,159)	(300,178.65)
Net loss before income taxes	(801,867)	(1,670,556.25)	(880,493)	(989,317.98)
Income tax benefit	-	-	-	-
Net loss	$(801,867)	(1,670,556.25)	$(880,493)	(989,317.98)

Revenue.

The Company’s revenue was decreased from $89 to $48 during the three months ended December 31, 2023 compared with the same period in 2022. Due to the impact of the epidemic, the company’s original offline business could not be carried out, there was only a few online training revenues for the three months ended December 31, 2022. The company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station, there was not yet significantly reflected during the three months ended Deccember 31, 2023.

Cost of revenue.

Our cost of revenue was $nil and $1 for the three months ended December 31, 2023 and 2022, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin.

Our gross profit was $48 for the three months ended December 31, 2023, compared with a gross profit of $88 for the same period in 2022. Gross profit as a percentage of revenue (gross margin) was 100% for the three months ended December 31, 2023, compared to a gross margin of 98.88% for the same period in 2022.

Selling expenses.

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $219,433 to $101,387 for the three months ended December 31, 2023, compared to $320,820 for the same period in 2022. We adjusted the strategy by reducing 7 of our selling employees, thus salary and welfare decrease by $81,738 for the three months ended December 31, 2023, compared to the same period in 2022. Marketing fees had been fully amortized during FY2023, and no additional marketing fees for the three months ended December 31, 2023. As the company’s main business shifted to charge for use of brand step-by-step, the company did not have to pay any cloud product service fees, so service fees decreased by $22,550 for the three months ended December 31, 2023.

	Three Months ended December 31,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	37,548	37.03	119,286	37.18	(81,738)	(68.52)
Conference Fees	-	-	816	0.25	(816)	(100.00)
Marketing fee	-	-	105,635	32.93	(105,635)	(100.00)
Service fee	38,983	38.45	61,533	19.18	(22,550)	(36.65)
Depreciation and amortization	3,632	3.58	3,558	1.11	74	2.08
Others	21,224	20.93	29,992	9.35	(8,768)	(29.23)
Total Selling Expense	$101,387	100.00	$320,820	100	$(219,433)	(68.40)

General and administrative expenses.

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $165,896 to $458,497 for the three months ended December 31, 2023, compared to $292,602 for the same period in 2022. We adjusted the strategy by reducing 3 of our gerneral and administrative employees, thus salary and welfare decrease by $37,957 for the three months ended December 31, 2023, compared with the same period 2022. Due to the decrease of employees, the company reconfigured the office, so the rent decreased by $9,401 for the three months ended December 31, 2023 compared with the same period 2022. Professional fee increased by $175,652 for the three months ended December 31, 2023, mainly due to annual audit fees.

	Three Months ended December 31,
	2023		2022		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	73,413	16.01	111,370	38.06	(37,957)	(34.08)
Depreciation and amortization	4,455	0.97	16,521	5.65	(12,066)	(73.03)
Rent	33,095	7.22	42,496	14.52	(9,401)	(22.12)
Professional fees	274,744	59.92	99,093	33.87	175,652	177.26
Bad debt	16,169	3.53	5,890	2.01	10,279	174.52
Impairment of intangible assets	38,817	8.47	-	-	38,817	100.00
Others	17,804	3.88	17,232	5.89	572	3.32
Total G&A Expenses	$458,497	100.00	$292,602	100	$165,896	56.70

Income tax benefit.

Our Income tax benefit was $nil and $nil for the three months ended December 31, 2023 and 2022.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $801,867 and $880,493 for the three months ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(71,692)	$(677,267)
Net cash provided by financing activities	122,275	-
Net (decrease)/ increase in cash and cash equivalents	50,583	(677,267)
Effect of exchange rate changes on cash and cash equivalents	2,641	5,956
Cash and cash equivalents at the beginning of period	57,699	867,619
Cash and cash equivalents at the end of period	$110,923	$196,308

As of December 31, 2023, we had cash and cash equivalents of $110,923. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $71,692 for the three months ended December 31, 2023, as compared to $677,267 net cash used in operating activities for the three months ended December 31, 2022.

The net cash used in operating activities for the three months ended December 31, 2023 was mainly due to our net loss of $801,867, the increase in other receivables of $23,963, and the increase in prepayment of $34,521, partially offset by the increase in account payable of $249,919, and the increase in contract liabilities of $158,985.

The net cash used in operating activities for the three months ended December 31, 2022 was mainly due to our net loss of $880,493, and the increase in prepayment of $60,182, partially offset by the adjustments to reconcile net loss to net cash used in operating activities of $70,100.

Financing Activities

Net cash provided by financing activities was $122,275 for the three months ended December 31, 2023, as compared to $nil for the three months ended December 31, 2022. The net cash used in investing activities for the three months ended December 31, 2031 was mainly attributable to amount due to related parties.

Off-Balance Sheet Arrangements

As of December 31, 2023 and September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended December 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its annual report on Form 10-K for the year ended September 30, 2023, filed with the SEC on May 31, 2024 (the “10-K”).

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

Zhuoxun Hongtu Inc.
(Registrant)

Date: October 11, 2024	By:	/s/ Yulong Yi
Yulong Yi
Chairman of the Board of Directors, Officer &
CEO, President, Treasurer (Principal
Executive Officer & Principal Financial
Accounting Officer)