Form 10-Q
period 2024-03-31
Zhuoxun Hongtu Inc.
filed 2024-10-11
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of the date hereof, 423,237,273 shares of common stock issued and outstanding.

ZHUOXUN HONGTU INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	As of March 31,	As of September 30,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,335	$54,935
Other monetary funds	-	2,764
Prepayment	35,068	6,855
Other receivables, net	61,426	36,413
Due from related parties	2,120	2,881
Inventory, net	6,387	-
Other Assets, current	13,325	-
Total Current Assets	182,661	103,848

NON-CURRENT ASSETS
Other long-term assets	-	21,676
Property, plant and equipment, net	44,065	54,116
Intangible assets, net	3,534	44,400
Total non-Current Assets	47,599	120,192

TOTAL ASSETS	$230,260	$224,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,331,072	$2,201,152
Contract liability	299,182	129,758
Amount due to related parties	1,333,106	945,532
Payroll payable	721,096	718,745
Tax payable	5,411,476	5,363,939
Other payable	272,143	277,712
Accrued liabilities	5,002,257	4,340,593
Total Current Liabilities	15,370,332	13,977,431

TOTAL LIABILITIES	15,370,332	13,977,431

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2024 and 1,000,000 shares issued and outstanding as of September 30, 2023*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of March 31, 2024 and 423,237,273 shares issued and outstanding as of September 30, 2023*	42,324	42,324
Additional paid-in capital	63,236	63,236
Statutory reserve	1,545	1,545
(Accumulated deficits) retained earnings	(16,544,559)	(15,288,351)
Accumulated other comprehensive gain (loss)	1,383,319	1,513,786
Non-controlling interest	(86,037)	(86,031)
Total Stockholders’ (Deficit) Equity	(15,140,072)	(13,753,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,260	$224,040

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
REVENUE	$36	$21,722	$84	$21,811

COST OF REVENUE	-	13,916	-	13,917

GROSS PROFIT	36	7,806	84	7,894

OPERATING EXPENSES
Selling expenses	63,349	172,032	164,736	492,852
General and administrative expenses	136,587	190,790	595,084	483,392
Total Operating Expenses	199,936	362,822	759,820	976,244

LOSS FROM OPERATIONS	(199,900)	(355,016)	(759,736)	(968,350)

OTHER INCOME (EXPENSE), NET
Interest income	30	73	73	456
Other income	(2,783)	1,122	13,267	1,122
Other expense	(251,694)	(260,974)	(509,818)	(528,516)
Total Other Income (Expense), net	(254,447)	(259,779)	(496,478)	(526,938)

NET LOSS BEFORE TAXES	(454,347)	(614,795)	(1,256,214)	(1,495,288)

Income tax benefit (expense)	-	-	-	-

NET LOSS	(454,347)	(614,795)	(1,256,214)	(1,495,288)

Less: Net (loss) income attributable to non-controlling interests	(5)	(5)	(6)	7

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(454,342)	(614,790)	(1,256,208)	(1,495,295)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	300,233	(46,883)	(130,467)	(408,890)

COMPREHENSIVE LOSS	$(154,114)	$(661,678)	$(1,386,681)	$(1,904,178)

Basic and diluted loss per share*	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	423,237,273	423,237,273	423,237,273

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2024 and 2023

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

Net income (loss)							(1,256,208)		(6)	(1,256,214)
Foreign currency translation adjustment								(130,467)		(130,467)

Balance at March 31, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(16,544,559)	$1,383,319	$(86,037)	$(15,140,072)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Earnings	income (loss)	interests	Equity
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

Net loss							(1,495,295)		7	(1,495,288)
Issuance of restricted shares			12,618,523
Foreign currency translation adjustment								(408,890)		(408,890)

Balance at March 31, 2023	1,000,000	$100	423,237,273	$41,062	$40,498	$1,545	$(13,575,713)	$720,447	$(918)	$(12,772,979)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,256,214)	$(1,495,288)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) Provision for expected credit losses, net	(10,402)	3,759
Impairment of intangible assets	38,938	-
Loss from the disposal of property and equipment	-	11,046
Depreciation and amortization	13,247	38,446
Amortization of prepaid expenses	7,822	48,737
Changes in operating assets and liabilities:
Other receivables	(14,381)	35,466
Advances to suppliers	(27,506)	(40,926)
Due from related party	795	18,076
Inventory	(6,422)	92
Right of use assets	-	115,755
Accounts payable	108,535	2,867
Contract liabilities	169,048	(211,030)
Payroll payable	(4,850)	(22,654)
Tax payables	(6,046)	989
Other payables	(8,385)	(42,994)
Lease liabilities- current & non-current	-	(115,755)
Accrued liabilities	621,713	517,468
Net cash used in operating activities	(374,109)	(1,135,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	380,204	319,785
Net cash provided by financing activities	380,204	319,785

EFFECT OF EXCHANGE RATE ON CASH	541	17,658

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,636	(798,503)

CASH AT BEGINNING OF PERIOD	$57,699	$867,619

CASH AT END OF PERIOD	$64,335	$69,116

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-

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

The following combined financial information of the Group’s VIEs as of March 31, 2024 and September 30, 2023 and for the six months ended March 31, 2024 and 2023 included in the accompanying interim condensed consolidated financial statements of the Group was as follows:

	As of March 31,	As of September 30,
	2024	2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$57,384	$46,003
Other monetary funds	-	2,764
Prepayment	35,068	6,855
Other receivables, net	61,426	36,413
Intercompany receivables	111,525	167,318
Due from related parties	2,120	2,881
Inventory, net	6,387	-
Other Assets, current	13,325	-
Total Current Assets	287,235	262,234

NON-CURRENT ASSETS
Other Assets, non-current	-	21,676
Property, plant and equipment, net	44,065	54,116
Intangible assets, net	3,534	44,400
Total non-Current Assets	47,599	120,192

TOTAL ASSETS	$334,834	$382,426

CURRENT LIABILITIES
Accounts payable	$2,331,072	$2,201,152
Contract liability	299,182	129,758
Amount due to related parties	1,332,509	944,990
Intercompany payables	-	54,838
Payroll payable	721,096	718,745
Tax payable	5,411,476	5,363,939
Other payable	272,143	277,712
Accrued liabilities	5,002,257	4,340,593
Total Current Liabilities	15,369,735	14,031,727

TOTAL LIABILITIES	$15,369,735	$14,031,727

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$36	$21,722	$84	$21,811

COST OF REVENUE	-	13,916	-	13,917

GROSS PROFIT	36	7,806	84	7,894

OPERATING EXPENSES
Selling expenses	63,349	172,032	164,736	492,852
General and administrative expenses	136,559	190,766	595,027	483,347
Total Operating Expenses	199,908	362,798	759,763	976,199

LOSS FROM OPERATIONS	(199,872)	(354,992)	(759,679)	(968,305)

OTHER INCOME (EXPENSE), NET
Interest income	23	52	59	380
Other income	(2,783)	1,122	13,267	1,122
Other expense	(251,694)	(260,974)	(509,818)	(528,516)
Total Other Income (Expense), net	(254,454)	(259,800)	(496,492)	(527,014)

NET LOSS BEFORE TAXES	(454,326)	(614,792)	(1,256,171)	(1,495,319)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(454,326)	$(614,792)	$(1,256,171)	$(1,495,319)

	For The Six Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(371,978)	$(1,092,298)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	380,154	319,763

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2024, the Company’s current liabilities exceeded the current assets by $15,187,671, its accumulated deficit was $16,544,559 and the Company has incurred losses during the six months ended March 31, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

The Company identified the following performance obligations for each type of contract:

Training Revenue

The Company’s online training course service primarily includes coursewares or videos which are already published on the website. Other than providing the access, there are no bundle or multiple separable and distinct tasks. According to ASC 606-10-25-19, there is one performance obligation for the training course service. The Company required and received fees before participants accessed the online courses. Revenue recognised over the period of the card after the E-card was activated.

Charge for use of brand

The Company authorized other enterprises using the Company’s brand to set up community health stations, providing services to customers at their location, with a brand usage fee. Revenue was recognized when such transaction was completed.

The amount of other revenues was immaterial compared to total revenue during the six months ended March 31, 2024 and 2023.

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of March 31, 2024 and September 30, 2023, the Company's advances from customer unearned training fee and brand usage fee amounted to $299,182 and $129,758, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Training Revenue	$36	$85	$84	$174
Charge for use of brand	-	21,636	-	21,636
Other Revenue	-	1	-	1
Total Revenue	$36	$21,722	$84	$21,811

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2024	RMB7.2221 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the six months ended March 31, 2024	RMB7.1828 to $1
For the six months ended March 31, 2023	RMB6.9766 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of March 31, 2024, the impairment of intangible assets was $38,726. No impairment has been recorded by the Company as of September 30, 2023.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2024 and September 30, 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the six months ended March 31, 2024 and 2023, no single customer accounted for more than 10% of total revenue. For the six months ended March 31, 2024, three suppliers accounted for 78%, 14%, 8% of the Company’s total purchases, respectively. For the six months ended March 31, 2023, one supplier accounted for 100% of the Company's total purchases. As of March 31, 2024, no supplier accounted for 10% of the Company's total accounts payable balance. As of September 30, 2023, one supplier accounted for 10% of the Company's total accounts payable balance.

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

3. PREPAYMENTS

Prepayments consist of the following:

	March 31,	September 30,
	2024	2023

Prepaid service fee	$32,251	$6,855
Others	2,817	-
Totals	$35,068	$6,855

4. OTHER RECEIVABLES, NET

Other receivables consist of the following:

	March 31,	September 30,
	2024	2023

Amount due from third parties	$476,443	$426,995
Amount due from employees	11,459	35,601
Deposit & guarantee	17,926	22,821
Others	11,501	12,636
Less: allowance for credit loss	(455,903)	(461,640)
Other receivables, net	$61,426	$36,413

The following table sets forth the movement of allowance for credit loss:

	March 31,	September 30,
	2024	2023

Beginning	$461,640	$33,175
Additions (Recovery)	16,219	446,445
Write off	(26,622)	(2,220)
Exchange rate difference	4,666	(15,760)
Balance	$455,903	$461,640

5. INVENTORY, NET

	March 31,	September 30,
	2024	2023

Cost	$379,442	$369,367
Less: provision for inventory	(373,055)	(369,367)
Net amount	$6,387	$-

The following table sets forth the movement of provision for the inventory:

	March 31,	September 30,
	2024	2023

Beginning	$369,367	$383,161
Additions	-	-
Charge-offs	-	(4,256)
Exchange rate difference	3,688	(9,538)
Balance	$373,055	$369,367

6. OTHER ASSETS

Other assets consist of the following:

Current portion

	March 31,	September 30,
	2024	2023

Prepaid service fee	$11,609	$-
Prepaid rental	1,716	-
Totals	$13,325	$-

Non - current portion

	March 31,	September 30,
	2024	2023

Prepaid service fee	$-	$21,676
Totals	$-	$21,676

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31,	September 30,
	2024	2023

Office and computer equipment	$66,910	$66,249
Lease improvement	118,387	117,216
Transportation equipment	73,386	72,660
Less: Accumulated depreciation	(214,618)	(202,009)
Totals	$44,065	$54,116

Depreciation expenses charged to the statements of operations for the three months ended March 31, 2024 and 2023 were $4,947 and $15,827, and for the six months ended March 31, 2024 and 2023 were $10,649 and $31,914, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,	September 30,
	2024	2023

Software	$95,166	$94,226
Less: Accumulated amortization	(52,906)	(49,826)
Less: Impairment of intangible assets	(38,726)
Totals	$3,534	$44,400

Amortization charged to the statements of operations for the three months ended March 31, 2024 and 2023 were $212 and $2,538, and for the six months ended March 31, 2024 and 2023 were $2,597 and $6,531, respectively.

9. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	March 31,	September 30,
	2024	2023
Amount due to agents	$1,393,614	$1,299,500
Amount due to third parties	937,458	901,652
Totals	$2,331,072	$2,201,152

10. CONTRACT LIABILITY

Contract liability consist of the following:

	March 31,	September 30,
	2024	2023

Advance from customers	$299,182	$129,758
Totals	$299,182	$129,758

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	September 30,
	2024	2023

Late fees for accrued taxes	$4,888,519	$4,340,593
Profession fee	69,233	-
Accrued rental	44,505	-
Totals	$5,002,257	$4,340,593

12. BALANCES WITH RELATED PARTIES

		March 31,	September 30,
	Note	2024	2023
Due from related parties
Yulong Yi	(a)	$-	$698
Shaowei Peng	(b)	2,120	1,360
Wanwu Kang	(c)	-	823
Totals		$2,120	$2,881

Due to related parties
Yulong Yi	(a)	$1,333,106	$945,532
Totals		$1,333,106	$945,532

(a)	Chairman and shareholders (shareholding ratio of 71.6216%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	CTO and shareholders (shareholding ratio of 6.7568%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

(c)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

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

PRC Tax

Based on the Circular No. 13 of the State Tax Bureau for 2022, effective from January 1, 2022 to December 31, 2024, for small and micro-profit enterprises, the portion of the annual taxable income not exceeding RMB 1 million will be reduced by 25% and counted as taxable income, the corporate income tax will be paid at a rate of 20%. For the taxable income that exceeds RMB 1 million but does not exceed RMB 3 millions, the amount will be reduced by 50% and counted as taxable income, the corporate income tax will also be paid at a rate of 20%. The operating entities within China were rated as small and micro-profit enterprises for the three months ended March 31, 2024 and 2023 and six months ended March 31, 2024 and 2023.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Six Months Ended
	March 31,
	2024	2023
Loss before income taxes	$(1,256,214)	$(1,495,288)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(314,053)	(373,822)
Reconciling items:
Non-deductible expenses	17,351	3,397
Change in valuation allowance	296,702	370,425
Income tax expenses (benefits)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax balances as of March 31, 2024 and September 30, 2023 are as follows:

	March 31,	September 30,
	2024	2023
Deferred tax asset:
Bad debt provision	$113,976	$108,897
Inventory provision	93,264	-
Impairment of intangible assets	9,682	-
Tax loss carryforward	1,293,359	678,736
	1,510,281	787,633
Less: Allowance of deferred tax asset	$(1,510,281)	$(787,633)
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	March 31,	September 30,
	2024	2023

Company income tax payable	$1,886,462	$1,867,816
VAT tax payable	1,366,552	1,358,660
Individual income tax payable	1,986,964	1,967,324
Other taxes payable	171,498	170,139
Totals	$5,411,476	$5,363,939

14. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the six months ended March 31, 2024 and 2023, the Company contributed a total of $50,138 and $93,480, respectively, to these funds.

15. SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2024 to the date these interim condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these interim condensed consolidated financial statements, except for “Gushen, Inc.” change its name to "Zhuoxun Hongtu Inc." on August 23, 2024.

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

Overview

Zhuoxun Hongtu Inc., a Nevada corporation previously known as “Gushen, Inc.” prior to August 23, 2024 (the “Company”), owns 100% of Dyckmanst Limited, a British Virgin Islands company (“Dyckmanst”), which owns 100% of Edeshler Limited, a Hong Kong company (“Edeshler”), which in return owns 100% of Beijing Fengyuan Zhihui Education Technology Co., Ltd., a PRC company (“Fengyuan Beijing”). The Company, Dyckmanst and Edeshler are holding companies with no substantive operations.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2024, the Company’s current liabilities exceeded the current assets by $15,187,671, its accumulated deficit was $16,544,559 and the Company has incurred losses during the three months ended March 31, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

The amount of other revenues was immaterial compared to total revenue during the six months ended March 31, 2024 and 2023.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2024	RMB7.2221 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the six months ended March 31, 2024	RMB7.1828 to $1
For the six months ended March 31, 2023	RMB6.9766 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of March 31, 2024, the impairment of intangible assets was $38,726. No impairment has been recorded by the Company as of September 30, 2023.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2024 and 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$36	100.00	$21,722	100.00
Cost of revenue	-	-	(13,916)	(64.06)
Gross profit	36	100.00	7,806	35.94
Selling expenses	(63,349)	(175,969.44)	(172,032)	(791.97)
General and administrative expenses	(136,587)	(379,408.33)	(190,790)	(878.33)
Loss from operations	(199,900)	(555,277.78)	(355,016)	(1,634.36)
Other income	(254,447)	(706,797.22)	(259,779)	(1,195.93)
Net loss before income taxes	(454,347)	(1,262,075.00)	(614,795)	(2,830.29)
Income tax benefit	-	-	-	-
Net loss	$(454,347)	(1,262,075.00)	$(614,795)	(2,830.29)

Revenue

The Company’s revenue decreased from $21,722 to $36 during the three months ended March 31, 2024 compared with the same period in 2023. Due to the impact of the epidemic, the company's original offline business could not be carried out, there was only a few online training revenues for the three months ended December 31, 2022. The company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station, there was not yet significantly reflected during the three months ended March 31, 2024.

Cost of revenue

Our cost of revenue was $nil and $13,916 for the three months ended March 31, 2024 and 2023, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin

Our gross profit was $36 for the three months ended March 31, 2024, compared with a gross profit of $7,806 for the same period in 2023. Gross profit as a percentage of revenue (gross margin) was 100.00% for the three months ended March 31, 2024, compared to 35.94% for the same period in 2023.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee and marketing fees. Our selling expenses decreased by $108,683 to $63,349 for the three months ended March 31, 2024, compared to $172,032 for the same period in 2023. We adjusted the strategy by reducing 7 of our selling employees, thus salary and welfare decrease by $67,434 for the three months ended March 31, 2024, compared to the same period in 2023. Marketing fees had been fully amortized during FY2023, and no additional marketing fees for the three months ended March 31, 2024. As the company's main revenue steams shifted to charge for use of brand, the company did not have to pay any cloud product service fees, so service fees decreased by $17,907 for the three months ended March 31, 2024.

	Three Months ended March 31,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	34,478	54.43	101,912	59.24	(67,434)	(66.17)
Conference Fees	-	-	563	0.33	(563)	(100.00)
Marketing fee	-	-	21,999	12.79	(21,999)	(100.00)
Service fee	21,633	34.15	39,540	22.98	(17,907)	(45.29)
Depreciation and amortization	3,655	5.77	3,693	2.15	(38)	(1.03)
Others	3,583	5.66	4,325	2.51	(742)	(17.16)
Total Selling Expense	$63,349	100.00	$172,032	100.00	$(108,683)	(63.18)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $54,203 to $136,587 for the three months ended March 31, 2024, compared to $190,790 for the same period in 2023. We adjusted the strategy by reducing 3 of our gerneral and administrative employees, thus salary and welfare decrease by $25,076 for the three months ended March 31, 2024, compared with the same period 2023. Due to the decrease of employees, the company reconfigured the office, so the rent decreased by $8,956 for the three months ended March 31, 2024 compared with the same period 2023.

	Three Months ended March 31,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	67,537	49.45	92,613	48.54	(25,076)	(27.08)
Depreciation and amortization	1,505	1.10	14,673	7.69	(13,168)	(89.75)
Rent	39,932	29.24	48,888	25.62	(8,956)	(18.32)
Professional fees	16,364	11.98	16,631	8.72	(267)	(1.60)
Bad debt	50	0.04	-	-	50	100.00
Others	11,199	8.20	17,985	9.43	(6,786)	(37.73)
Total G&A Expenses	$136,587	100.00	$190,790	100.00	$(54,203)	(28.41)

Income tax benefit

Our Income tax benefit were $nil and $nil for the three months ended March 31, 2024 and 2023.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $454,347 and $614,795 for the three months ended March 31, 2024 and 2023, respectively.

Comparison of Six Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Six Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$84	100.00	$21,811	100.00
Cost of revenue	-	-	(13,917)	(63.81)
Gross profit	84	100.00	7,894	36.19
Selling expenses	(164,736)	(196,114.29)	(492,852)	(2,259.65)
General and administrative expenses	(595,084)	(708,433.33)	(483,392)	(2,216.28)
Loss from operations	(759,736)	(904,447.62)	(968,350)	(4,439.73)
Other income	(496,478)	(591,045.24)	(526,938)	(2,415.93)
Net loss before income taxes	(1,256,214)	(1,495,492.86)	(1,495,288)	(6,855.66)
Income tax benefit	-	-	-	-
Net loss	$(1,256,214)	(1,495,492.86)	$(1,495,288)	(6,855.66)

Revenue

The Company’s revenue decreased from $21,811 to $84 during the six months ended March 31, 2024 compared with the same period in 2023. Due to the impact of the epidemic, the company's original offline business could not be carried out, there was only a few online training revenues for the three months ended December 31, 2022. The company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station, there was not yet significantly reflected during the six months ended March 31, 2024.

Cost of revenue

Our cost of revenue was $nil and $13,917 for the six months ended March 31, 2024 and 2023, respectively. The decrease was in line with the decrease of revenue.

Gross profit and gross margin

Our gross profit was $84 for the six months ended March 31, 2024, compared with a gross profit of $7,894 for the same period in 2023. Gross profit as a percentage of revenue (gross margin) was 100.00% for the six months ended March 31, 2024, compared to a gross profit of 36.19% for the same period in 2023.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $328,116 to $164,736 for the six months ended March 31, 2024, compared to $492,852 for the same period in 2023. We adjusted the strategy by reducing 7 of our selling employees, thus salary and welfare decrease by $149,172 for the six months ended March 31, 2024, compared to the same period in 2023. Marketing fees had been fully amortized during FY2023, and no additional marketing fees for the six months ended March 31, 2024. As the company's main revenue steams shifted to charge for use of brand, the company did not have to pay any cloud product service fees, so service fees decreased by $40,457 for the six months ended March 31, 2024.

	Six Months ended March 31,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	72,026	43.72	221,198	44.88	(149,172)	(67.44)
Conference Fees	-	-	1,379	0.28	(1,379)	(100.00)
Marketing fee	-	-	127,634	25.90	(127,634)	(100.00)
Service fee	60,616	36.80	101,073	20.51	(40,457)	(40.03)
Depreciation and amortization	7,287	4.42	7,251	1.47	36	0.50
Others	24,807	15.06	34,317	6.96	(9,510)	(27.71)
Total Selling Expense	$164,736	100.00	$492,852	100	$(328,116)	(66.57)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $111,692 to $595,084 for the six months ended March 31, 2024, compared to $483,392 for the same period in 2023. We adjusted the strategy by reducing 3 of our gerneral and administrative employees, thus salary and welfare decrease by $63,033 for the six months ended March 31, 2024, compared with the same period 2023. Due to the decrease of employees, the company reconfigured the office, so the rent decreased by $18,357 for the six months ended March 31, 2024 compared with the same period 2023. Professional fees increased by $175,385 for the six months ended March 31, 2024, mainly due to annual audit fees.

	Six Months ended March 31,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	140,950	23.69	203,983	42.20	(63,033)	(30.90)
Depreciation and amortization	5,959	1.00	31,194	6.45	(25,235)	(80.90)
Rent	73,027	12.27	91,384	18.90	(18,357)	(20.09)
Professional fees	291,109	48.92	115,724	23.94	175,385	151.55
Bad debt	16,219	2.73	6,002	1.24	10,217	170.23
Impairment of intangible assets	38,938	6.54	-	-	38,938	100.00
Others	28,882	4.85	35,105	7.26	(6,223)	(17.73)
Total G&A Expenses	$595,084	100.00	$483,392	100	$111,692	23.11

Income tax benefit

Our Income tax benefit were $nil and $nil for the six months ended March 31, 2024 and 2023.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $1,256,214 and $1,495,288 for the six months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(374,109)	$(1,135,946)
Net cash provided by financing activities	380,204	319,785
Net decrease in cash and cash equivalents	6,095	(816,161)
Effect of exchange rate changes on cash and cash equivalents	541	17,658
Cash and cash equivalents at the beginning of period	57,699	867,619
Cash and cash equivalents at the end of period	$64,335	$69,116

As of March 31, 2024, we had cash and cash equivalents of $64,335. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $374,109 for the six months ended March 31, 2024, as compared to $1,135,946 net cash used in operating activities for the six months ended March 31, 2023.

The net cash used in operating activities for the six months ended March 31, 2024 was mainly due to our net loss of $1,256,214, partially offset by the adjustments to reconcile net loss of $49,605, the increase in accouts payable of $108,535, the increase in contract liabilities of $169,048.

The net cash used in operating activities for the six months ended March 31, 2023 was mainly due to our net loss of $1,495,288, partially offset by the adjustments to reconcile net loss of $101,988, the increase in other receivables of $35,466.

Financing Activities

Net cash provided by financing activities was $380,204 for the six months ended March 31, 2024, as compared to $319,785 for the six months ended March 31, 2023. The net cash used in investing activities was mainly attributable to amount due to related parties.

Off-Balance Sheet Arrangements

As of March 31, 2024 and September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the six months ended March 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its annual report on Form 10-K for the year ended September 30, 2023, filed with the SEC on May 31, 2024 (the “10-K”).

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