Form 10-Q
period 2024-06-30
Zhuoxun Hongtu Inc.
filed 2024-10-29
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of the date hereof, there are 423,237,273 shares of common stock issued and outstanding.

ZHUOXUN HONGTU INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	As of June 30,	As of September 30,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,098	$54,935
Other monetary funds	-	2,764
Prepayment	31,856	6,855
Other receivables	63,402	36,413
Due from related parties	2,492	2,881
Inventory	23,054	-
Other Assets, current	5,235	-
Total Current Assets	159,137	103,848

NON-CURRENT ASSETS
Other Asset, non-current	-	21,676
Right of use assets	6,106	-
Property, plant and equipment, net	39,405	54,116
Intangible assets	3,310	44,400
Total non-Current Assets	48,821	120,192

TOTAL ASSETS	$207,958	$224,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,271,438	$2,201,152
Lease liability - current	4,549	-
Contract liability	288,578	129,758
Amount due to related parties	1,621,330	945,532
Payroll payable	712,602	718,745
Tax payable	5,380,206	5,363,939
Other payable	260,993	277,712
Accrued liabilities	5,249,990	4,340,593
Total Current Liabilities	15,789,686	13,977,431

TOTAL LIABILITIES	15,789,686	13,977,431

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2024 and 1,000,000 shares issued and outstanding as of September 30, 2023*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of June 30, 2024 and 423,237,273 shares issued and outstanding as of September 30, 2023*	42,324	42,324
Additional paid-in capital	63,236	63,236
Statutory reserve	1,545	1,545
Accumulated deficits	(17,077,977)	(15,288,351)
Accumulated other comprehensive gain (loss)	1,475,079	1,513,786
Non-controlling interest	(86,035)	(86,031)
Total Stockholders’ (Deficit) Equity	(15,581,728)	(13,753,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,958	$224,040

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUE	$13,833	$561	$13,917	$22,340

COST OF REVENUE	864	7	864	13,904

GROSS PROFIT	12,969	554	13,053	8,436

OPERATING EXPENSES
Selling expenses	54,532	94,844	219,268	587,696
General and administrative expenses	239,810	201,510	834,894	684,902
Total Operating Expenses	294,342	296,354	1,054,162	1,272,598

LOSS FROM OPERATIONS	(281,373)	(295,800)	(1,041,109)	(1,264,162)

OTHER INCOME (EXPENSE), NET
Interest income	18	27	91	483
Other income	(29)	127	13,238	1,249
Other expense	(252,032)	(257,670)	(761,850)	(786,174)
Total Other Income (Expense), net	(252,043)	(257,516)	(748,521)	(784,442)

NET LOSS BEFORE TAXES	(533,416)	(553,316)	(1,789,630)	(2,048,604)

Income tax benefit (expense)	-	-	-	-

NET LOSS	(533,416)	(553,316)	(1,789,630)	(2,048,604)

Less: Net income (loss) attributable to non-controlling interests	2	2	(4)	9

NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(533,418)	(553,318)	(1,789,626)	(2,048,613)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	91,760	699,716	(38,707)	290,826

COMPREHENSIVE LOSS	$(441,656)	$146,400	$(1,828,337)	$(1,757,778)

Basic and diluted loss per share*	$(0.001)	$(0.001)	$(0.004)	$(0.005)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	423,237,273	423,237,273	423,237,273

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED June 30, 2024 and 2023

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

Net income (loss)							(1,789,626)		(4)	(1,789,630)
Foreign currency translation adjustment								(38,707)		(38,707)

Balance at June 30, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(17,077,977)	$1,475,079	$(86,035)	$(15,581,728)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

Net loss							(2,048,613)		9	(2,048,604)
Issuance of restricted shares			12,618,523	1,262	22,738					24,000
Foreign currency translation adjustment								290,826		290,826

Balance at June 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(14,129,031)	$1,420,163	$(916)	$(12,602,579)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Nine Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,789,630)	$(2,048,604)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Recovery) provision for credit losses	(10,380)	3,753
Impairment of intangible assets	38,852	-
Impairment of other assets	10,419	-
Stock based compensation	-	24,000
Loss from the disposal of property and equipment	-	11,030
Depreciation and amortization	17,861	55,350
Amortization of prepaid expenses	7,804	57,005
Operating lease expenses	5,830	-
Changes in operating assets and liabilities:
Other receivables	(16,711)	(22,703)
Advances to suppliers	(26,747)	(26,007)
Due from related party	405	3,737
Inventory	(23,267)	92
Right of use assets	-	134,106
Accounts payable	62,037	(573)
Contract liabilities	159,762	(210,798)
Payroll payable	(9,105)	(37,168)
Tax payables	(5,266)	814
Other payables	(17,995)	(53,143)
Lease liabilities- current & non-current	(7,401)	(134,106)
Accrued liabilities	900,251	775,142
Net cash used in operating activities	(703,281)	(1,468,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	678,219	642,027
Net cash provided by financing activities	678,219	642,027

EFFECT OF EXCHANGE RATE ON CASH	461	13,188

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,601)	(812,858)

CASH AT BEGINNING OF YEAR	$57,699	$867,619

CASH AT END OF YEAR	$33,098	$54,761

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	11,852	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

1.	ORGANIZATION AND BUSINESS

Zhuoxun Hongtu Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada. The name of the Company was changed from “Gushen, Inc”. to “Zhuoxun Hongtu Inc.“since August 23, 2024 to align with the Company’s operations and brands for its subsidiaries.

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

The following combined financial information of the Group’s VIEs as of June 30, 2024 and September 30, 2023 and for the nine months ended June 30, 2024 and 2023 included in the accompanying consolidated financial statements of the Group was as follows:

	As of June 30,	As of September 30,
	2024	2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$26,183	$46,003
Other monetary funds	-	2,764
Prepayment	31,856	6,855
Other receivables	63,402	36,413
Intercompany receivables	110,865	167,318
Due from related parties	2,492	2,881
Inventory	23,054	-
Other Assets, current	5,235	-
Total Current Assets	263,087	262,234

NON-CURRENT ASSETS
Other Asset, non-current	-	21,676
Right of use assets	6,106	-
Property, plant and equipment, net	39,405	54,116
Intangible assets	3,310	44,400
Total non-Current Assets	48,821	120,192

TOTAL ASSETS	$311,908	$382,426

CURRENT LIABILITIES
Accounts payable	$2,271,438	$2,201,152
Lease liability - current	4,549	-
Contract liability	288,578	129,758
Amount due to related parties	1,620,737	944,990
Intercompany payables	-	54,838
Payroll payable	712,602	718,745
Tax payable	5,380,206	5,363,939
Other payable	260,993	277,712
Accrued liabilities	5,249,990	4,340,593
Total Current Liabilities	15,789,093	14,031,727

TOTAL LIABILITIES	$15,789,093	$14,031,727

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$13,833	$561	$13,917	$22,340

COST OF REVENUE	864	7	864	13,904

GROSS PROFIT	12,969	554	13,053	8,436

OPERATING EXPENSES
Selling expenses	54,532	94,844	219,268	587,696
General and administrative expenses	239,810	201,467	834,837	684,814
Total Operating Expenses	294,342	296,311	1,054,105	1,272,510

LOSS FROM OPERATIONS	(281,373)	(295,757)	(1,041,052)	(1,264,074)

OTHER INCOME (EXPENSE), NET
Interest income	12	19	71	399
Other income	(29)	127	13,238	1,249
Other expense	(252,032)	(257,670)	(761,850)	(786,174)
Total Other Income (Expense), net	(252,049)	(257,524)	(748,541)	(784,526)

NET LOSS BEFORE TAXES	(533,422)	(553,281)	(1,789,593)	(2,048,600)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(533,422)	$(553,281)	$(1,789,593)	$(2,048,600)

	For The Nine Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(701,160)	$(1,424,545)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	678,169	641,963

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2024, the Company’s current liabilities exceeded the current assets by $15,630,549, its accumulated deficit was $17,077,977 and the Company has incurred losses during the nine months ended June 30, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

The amount of other revenues was immaterial compared to total revenue during the nine months ended June 30, 2024 and 2023.

Practical expedients and exemption

The Company has not inccurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of June 30, 2024 and September 30, 2023, the Company’s advances from customer unearned training fee and brand usage fee amounted to $288,578 and $129,758, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Training Revenue	$23	$84	$107	$258
Charge for use of brand	12,581	-	12,581	21,604
Online sales	-	476	-	476
Other Revenue	1,229	1	1,229	2
Total Revenue	$13,833	$561	$13,917	$22,340

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2024	RMB7.2651 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the nine months ended June 30, 2024	RMB7.1986 to $1
For the nine months ended June 30, 2023	RMB6.9868 to $1

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Other monetary funds

Other monetary funds consist of cash deposited in financial institutions other than banks.

Allowance for credit loss

The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) on October 1, 2023. ASC 326 requires the application of a credit loss model based prospectively on current expected credit losses (CECL), and replaces the previous model based retrospectively on past incurred losses. When a receivable does not share risk characteristics with other receivables, management will evaluate such receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote. The adoption of ASC 326 did not have a material impact on our consolidated financial statements and related disclosures.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of June 30, 2024, the impairment loss was $49,271. No impairment has been recorded by the Company as of September 30, 2023.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2024 and September 30, 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the nine months ended June 30, 2024, four customers accounted for 24%, 16%, 16%, 16% of the Company’s total revenue, respectively. For the nine months ended June 30, 2023, no single customer accounted for more than 10% of total revenue.

For the nine months ended June 30, 2024, two suppliers accounted for 59%, 20% of the Company’s total purchases, respectively. For the nine months ended June 30, 2023, one supplier accounted for 100% of the Company’s total purchases. As of June 30, 2024, no supplier accounted for 10% of the Company’s total accounts payable balance. As of September 30, 2023, one supplier accounted for 10% of the Company’s total accounts payable balance.

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

3.	PREPAYMENTS

Prepayments consist of the following:

	June 30,	September 30,
	2024	2023

Prepaid service fee	$26,350	$6,855
Others	5,506	-
Totals	$31,856	$6,855

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 30,	September 30,
	2024	2023

Amount due from third parties	$473,899	$426,995
Amount due from employees	10,703	35,601
Deposit & guarantee	20,573	22,821
Others	11,432	12,636
Less: allowance for doubtful accounts	(453,205)	(461,640)
Other receivables, net	$63,402	$36,413

The following table sets forth the movement of allowance for doubtful accounts:

	June 30,	September 30,
	2024	2023

Beginning	$461,640	$33,175
Additions	16,184	446,445
Write off bad debt	(26,563)	(2,220)
Exchange rate difference	1,944	(15,760)
Balance	$453,205	$461,640

5.	INVENTORY

	June 30,	September 30,
	2024	2023

Cost	$393,900	$369,367
Less: provision for inventory	(370,846)	(369,367)
Net amount	$23,054	$-

The following table sets forth the movement of provision for the inventory:

	June 30,	September 30,
	2024	2023

Beginning	$369,367	$383,161
Charge-offs	-	(4,256)
Exchange rate difference	1,479	(9,538)
Balance	$370,846	$369,367

6.	OTHER ASSETS

Other assets consist of the following:

Current portion

	June 30,	September 30,
	2024	2023

Prepaid service fee	$10,869	$-
Prepaid rental	4,689	-
Less: Impairment loss	(10,323)	-
Totals	$5,235	$-

Non - current portion

	June 30,	September 30,
	2024	2023

Prepaid service fee	$-	$21,676
Totals	$-	$21,676

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,	September 30,
	2024	2023

Office and computer equipment	$66,513	$66,249
Lease improvement	117,686	117,216
Transportation equipment	72,952	72,660
Less: Accumulated depreciation	(217,746)	(202,009)
Totals	$39,405	$54,116

Depreciation expenses charged to the statements of operations for the three months ended June 30, 2024 and 2023 were $4,416 and $14,455, and for the nine months ended June 30, 2024 and 2023 were $15,065 and $46,369, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30,	September 30,
	2024	2023

Software	$94,603	$94,226
Less: Accumulated amortization	(52,796)	(49,826)
Less: Impairment of intangible assets	(38,497)	-
Totals	$3,310	$44,400

Amortization charged to the statements of operations for the three months ended June 30, 2024 and 2023 were $199 and $2,450, and for the nine months June 30, 2024 and 2023 were $2,796 and $8,981, respectively.

9.	LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.50% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	June 30, 2024	September 30, 2023
Right-of-use assets	$6,106	$
Right-of-use assets - Operating lease	11,743		-
Accumulated amortization	(5,637)		-
Lease liabilities - current	4,549		-
Operating lease	4,549		-

During the nine months ended June 30, 2024 and 2023, the Company incurred total operating lease expenses of $5,830 and $nil, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024:

Operating Leases

1st year	$4,605
Total lease payments	4,605
Less: Imputed interest	56
Present value of lease liabilities	4,549
Current lease liabilities	4,549

10.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	June 30,	September 30,
	2024	2023
Amount due to agents	$1,347,375	$1,299,500
Amount due to third parties	924,063	901,652
Totals	$2,271,438	$2,201,152

11.	CONTRACT LIABILITY

Contract liability consist of the following:

	June 30,	September 30,
	2024	2023

Advance from customers	$288,578	$129,758
Totals	$288,578	$129,758

12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	September 30,
	2024	2023

Late fees for accrued taxes	$5,110,419	$4,340,593
Profession fee	68,822	-
Accrued rental	70,749	-
Totals	$5,249,990	$4,340,593

13.	BALANCES WITH RELATED PARTIES

		June 30,	September 30,
	Note	2024	2023
Due from related parties
Yulong Yi	(a)	$-	$698
Shaowei Peng	(b)	1,282	1,360
Wanwu Kang	(c)	1,210	823
Totals		$2,492	$2,881

Due to related parties
Yulong Yi	(a)	$1,621,330	$945,532
Totals		$1,621,330	$945,532

(a)	Chairman and shareholders (shareholding ratio of 71.6216%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	CTO and shareholders (shareholding ratio of 6.7568%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

(c)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

Amount due from related parties are mainly cash in advance provided to the related parties by the Company. Amount due to related parties are mainly the out-of-pocket expenses incurred by the related parties for working purpose which are to be reimbursed by the Company.

All the above balances are due on demand, interest-free, unsecured and expected to be settled within one operating period.

14.	TAXES

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

PRC Tax

Based on the Circular No. 13 of the State Tax Bureau for 2022, effective from January 1, 2022 to December 31, 2024, for small and micro-profit enterprises, the portion of the annual taxable income not exceeding RMB 1 million will be reduced by 25% and counted as taxable income, the corporate income tax will be paid at a rate of 20%. For the taxable income that exceeds RMB 1 million but does not exceed RMB 3 millions, the amount will be reduced by 50% and counted as taxable income, the corporate income tax will also be paid at a rate of 20%. The operating entities within China were rated as small and micro-profit enterprises for the three months ended June 30, 2024 and 2023 and nine months ended June 30, 2024 and 2023.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Nine Months Ended
	June 30,
	2024	2023
Loss before income taxes	$(1,789,630)	$(2,048,604)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(447,408)	(512,151)
Reconciling items:
Non-deductible expenses	245,146	4,789
Change in valuation allowance	202,262	507,362
Income tax expenses (benefits)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax balances as of June 30, 2024 and September 30, 2023 are as follows:

	June 30,	September 30,
	2024	2023
Deferred tax asset:
Bad debt provision	$113,301	$108,897
Inventory provision	92,712	-
Long-term asset impairment	12,205	-
Accrued liabilities	34,893
Tax loss carryforward	1,192,770	678,736
Totals	1,445,881	787,633
Less: Allowance of deferred tax asset	$(1,445,881)	$(787,633)
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	June 30,	September 30,
	2024	2023

Company income tax payable	$1,875,297	$1,867,816
VAT tax payable	1,359,123	1,358,660
Individual income tax payable	1,975,204	1,967,324
Other taxes payable	170,582	170,139
Totals	$5,380,206	$5,363,939

15.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine months ended June 30, 2024 and 2023, the Company contributed a total of $71,484 and $132,922, respectively, to these funds.

16.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2024 to the date these condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these interim condensed consolidated financial statements, except for “Gushen, Inc.” change its name to “Zhuoxun Hongtu Inc.” on August 23, 2024.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Going Concern

The accompanying interim unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. [The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2024, the Company’s current liabilities exceeded the current assets by $15,630,549, its accumulated deficit was $17,077,977 and the Company has incurred losses during the nine months ended June 30, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Charge for use of brand

Zhuoxun Beijing authorized other enterprises or individuals to use the Zhuoxun Beijing’s brand, providing services to customers at their location, with a brand usage fee. Revenue was recognized when such events using the Company’s brand are completed.

Online sales

Zhuoxun Beijing sells goods through live streaming to customers, and arranging for their suppliers to provide goods directly to customers. Revenue is recognized on a net basis, revenue is generated from sales less the cost of goods purchased.

The amount of other revenues was immaterial compared to total revenue during the nine months ended June 30, 2024 and 2023.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2024	RMB7.2651 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the nine months ended June 30, 2024	RMB7.1986 to $1
For the nine months ended June 30, 2023	RMB6.9868 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of June 30, 2024, the impairment loss was $49,271. No impairment has been recorded by the Company as of September 30, 2023.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2024 and 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Results of Operations

Comparison of Nine Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Nine Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$13,917	100.00	$22,340	100.00
Cost of revenue	(864)	(6.21)	(13,904)	(62.24)
Gross profit	13,053	93.79	8,436	37.76
Selling expenses	(219,268)	(1,575.54)	(587,696)	(2,630.69)
General and administrative expenses	(834,894)	(5,999.09)	(684,902)	(3,065.81)
Loss from operations	(1,041,109)	(7,480.84)	(1,264,162)	(5,658.74)
Other income, net	(748,521)	(5,378.47)	(784,442)	(3,511.38)
Net loss before income taxes	(1,789,630)	(12,859.31)	(2,048,604)	(9,170.12)
Income tax benefit	-	-	-	-
Net loss	$(1,789,630)	(12,859.31)	$(2,048,604)	(9,170.12)

Revenue

The Company’s revenue decreased from $22,340 to $13,917 during the nine months ended June 30, 2024 compared with the same period in 2023. Due to the impact of the epidemic, the company’s original offline business could not be carried out, The company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station. The charge for use of brand revenue for the nine months ended June 30, 2024 decreased by approximtely $8,500 compared with the nine months ended June 30, 2023.

Cost of revenue

Our cost of revenue was $864 and $13,904 for the nine months ended June 30, 2024 and 2023, respectively. The decrease was mainly due to the company shifted its business focus from online sales to the brand authorization for community healthy station. For the nine months ended June 30, 2024, there were no costs of revenue for charge for use of brand revenue, hence a reduction in cost of revenues.

Gross profit and gross margin

Our gross profit was $13,053 for the nine months ended June 30, 2024, compared with a gross profit of $8,436 for the same period in 2023. Gross profit as a percentage of revenue (gross margin) was 93.79% for the nine months ended June 30, 2024, compared to a gross profit of 37.76% for the same period in 2023.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $368,428 to $219,268 for the nine months ended June 30, 2024, compared to $587,696 for the same period in 2023. We adjusted the strategy by reducing 7 of our selling employees, thus salary and welfare decrease by $176,771 for the nine months ended June 30, 2024, compared to the same period in 2023. Marketing fees had been fully amortized during FY2023, and no additional marketing fees for the nine months ended June 30, 2024. As the company’s main revenue steams shifted to charge for use of brand, the company did not have to pay any cloud product service fees, so service fees decreased by $48,502 for the nine months ended June 30, 2024.

	Nine Months Ended June 30,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	103,392	47.15	280,163	47.67	(176,771)	(63.10)
Conference Fees	-	-	1,551	0.26	(1,551)	(100.00)
Marketing fee	-	-	128,338	21.84	(128,338)	(100.00)
Service fee	76,748	35.00	125,250	21.31	(48,502)	(38.72)
Depreciation and amortization	10,907	4.97	10,861	1.85	46	0.42
Others	28,221	12.88	41,533	7.07	(13,312)	(32.05)
Total Selling Expense	$219,268	100.00	$587,696	100.00	$(368,428)	(62.69)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $149,992 to $834,894 for the nine months ended June 30, 2024, compared to $684,902 for the same period in 2023. We adjusted the strategy by reducing 3 of our gerneral and administrative employees, thus salary and welfare decrease by $100,745 for the nine months ended June 30, 2024, compared with the same period 2023. Due to the decrease of employees, the company reconfigured the office, so the rent decreased by $29,126 for the nine months ended June 30, 2024 compared with the same period 2023. Profession fee increased by $305,804 for the nine months ended June 30, 2024, mainly due to annual audit fees.

	Nine Months Ended June 30,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	187,392	22.45	288,137	42.07	(100,745)	(34.96)
Depreciation and amortization	6,954	0.83	44,488	6.50	(37,534)	(84.37)
Rent	101,935	12.21	131,061	19.14	(29,126)	(22.22)
Profession fee	436,554	52.29	130,750	19.09	305,804	233.88
Bad debt	16,184	1.94	5,993	0.88	10,191	170.05
Impairment	49,271	5.90	-	-	49,271	100.00
Others	36,604	4.38	84,473	12.33	(47,869)	(56.67)
Total G&A Expenses	$834,894	100.00	$684,902	100.00	$149,992	21.90

Income tax benefit

Our Income tax benefit were $nil and $nil for the nine months ended June 30, 2024 and 2023.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $1,789,630 and $2,048,604 for the nine months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(703,281)	$(1,468,073)
Net cash used in investing activities	-	-
Net cash provided by financing activities	678,219	642,027
Net decrease in cash and cash equivalents	(25,062)	(826,046)
Effect of exchange rate changes on cash and cash equivalents	461	13,188
Cash and cash equivalents at the beginning of period	57,699	867,619
Cash and cash equivalents at the end of period	$33,098	$54,761

As of June 30, 2024, we had cash and cash equivalents of $33,098. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $703,281 for the nine months ended June 30, 2024, as compared to $1,468,073 net cash used in operating activities for the nine months ended June 30, 2023.

The net cash used in operating activities for the nine months ended June 30, 2024 was mainly due to our net loss of $1,789,630, the increase in other receivables of $16,711, partially offset by adjustments to reconcile net loss of $70,246, and the increase in accrued liabilities of $900,251.

The net cash used in operating activities for the nine months ended June 30, 2023 was mainly due to our net loss of $2,048,604, partially offset by adjustments to reconcile net loss of $151,138, the decrease in advance from clients of $210,798, and the increase in accrued liabilities of $775,142.

Financing Activities

Net cash provided by financing activities was $678,219 for the nine months ended June 30, 2024, as compared to $642,027 for the nine months ended June 30, 2023. The net cash used in investing activities was mainly attributable to amount due to related parties.

Off-Balance Sheet Arrangements

As of June 30, 2024 and September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the nine months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the its annual report on Form 10-K for the year ended September 30, 2023, filed with the SEC on May 31, 2024 (the “10-K”).

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

Zhuoxun Hongtu Inc.
(Registrant)

Date: October 28, 2024	By:	/s/ Yulong Yi
Yulong Yi
Chairman of the Board of Directors, CEO, President, Treasurer (Principal Executive Officer & Principal Financial Officer & Accounting Officer)