Form 10-K
period 2024-09-30
Zhuoxun Hongtu Inc.
filed 2025-01-07
CIK 1639327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of March 31, 2024, the Company’s common stock had been removed from quotation in the OTC market, as such there was no principal market for the Company’s common stock on March 31, 2024. Accordingly, there is no aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the date hereof, there were 423,237,273 shares of the registrant’s common stock outstanding and 1,000,000 shares of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

i

PART I

Item 1. Business.

Overview

Zhuoxun Hongtu Inc. (“we”, “us” or the “Company”) was incorporated on March 9, 2015, in the state of Nevada. The name of the Company was changed from “Gushen, Inc.” to “Zhuoxun Hongtu Inc.” on August 23, 2024 to align with the Company’s operations and brands for its subsidiaries.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2024, the Company’s current liabilities exceeded the current assets by $16,655,539, its accumulated deficit was $17,544,858 and the Company has incurred losses during the year ended September 30, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Organizational Structure

The Company is a holding company organized in Nevada in March 2015. The name of the Company was changed from “Gushen, Inc.” to “Zhuoxun Hongtu Inc.” since August 23, 2024 to align with the Company’s operations and brands for its subsidiaries.

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

In addition, Fengyuan Beijing has entered into a series of contractual arrangement (the “VIE Agreements”) with Zhuoxun Beijing, which is commonly known a variable interest entity (“VIE”), an entity formed under the laws of PRC, pursuant to which Fengyuan Beijing and the Company are able to consolidate the financial results of Zhuoxun Beijing and its subsidiary in accordance with US GAAP as the primary beneficiary. The VIE Agreements executed in February 2021 include (i) a Consulting Service Agreement, (ii) a Business Operation Agreement, (iii) a Proxy Agreement, (iv) an Equity Disposal Agreement and (v) an Equity Pledge Agreement. Although Fengyuan Beijing does not own the equity interests of Zhuoxun Beijing, Mr. Yulong Yi (“Mr. Yi”), our chairman, chief executive officer, president, treasurer, and a significant stockholder, is also a director of Zhuoxun Beijing and controls all decision-making for Zhuoxun Beijing along with our other significant stockholder, Mr. Shaowei Peng (“Mr. Peng”), who controls Zhuoxun Beijing’s technology matters.

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

The Chinese family education industry has significant growth potential. According to the National Education Industry Development Statistics Report of 2023, published by the PRC Ministry of Education in October 2024, at present, there are about 200 million preschool children and primary and secondary school students in China, and about 340 million parents (parents), 50% of whose families have spent an average of more than 10,000 RMB annually (or approximately 1,408 USD) on education. China’s home education market totaled 2 trillion RMB (or approximately 282 billion USD), with out-of-school education spending accounted for one-third of household expenditures (16.6% in rural areas; 42.2% in urban areas). Additionally, the country currently has 367 million people under the age of 18, accounting for 28% of the total population.

Recently, the PRC government continues to put more emphasis on the implementation of the “three-child” family planning policy, improved level of prenatal and postnatal care services, development in the nursery service system, and reduced cost of child care and education. In particular, according to reports by iResearch Consulting Group and ChinaIRN.com, as of 2022, within the 2 trillion RMB (or approximately 282 billion USD) national education service industry, which accounts for 2% of the annual GDP, the out-of-school training sector for primary and secondary school students accounts for 40% of the market opportunities. In addition, the industry continues to experience significant growth from the 10 million jobs that the industry current provides.

Going forward, according to the Report on the Education and Training Industry of 2024, published by ChinaIRN.com, the global education and training market expect to grow at a composition annual rate of 6% per year to reach around 10 trillion USD by 2027. China’s education and training industry expect to move forward steadily at a compound annual growth rate of 9%, and the market size expect to exceed 3.5 trillion RMB (or approximately 487 billion USD) by 2025.

Zhuoxun Beijing provides online family education through onsite educational activities and mobile application, as well as establishes or markets offline education facilities for providing education consulting or library services.

Products

Onsite Educational Activities

Zhuoxun Beijing’s customers are parents who desire to acquire various family education resources. Zhuoxun Beijing delivers onsite educational services to parents through its nationwide physical network of regional collaborative education agencies. Zhuoxun Beijing’s onsite educational services include programs such as individual development, youth leadership development, and parenting schools, enabling in-person guidance and interactions in classes.  It has developed long term collaboration relationships with 14 regional collaborative education agencies, who are responsible for organizing, management and logistics while we provide classes. As of the date hereof, it has onsite educational activities in 32 cities, including but not limited to, Luoyang, Hohhot, Luohe, Zhumadian, Mengjin, Yinchuan, Changde, Ruzhou, Xinxiang, Zhoukou, Sanmenxia, Lingbao, Zhengzhou and Chengdu.

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

Community Health Stations (“健康驿站”)

Zhuoxun Beijing provides branding authorization, with the store location selection, store opening support, operation services and training, etc., for helping our partners to establish offline “health stations” (“健康驿站”) and “Zhuoxun Youxuan stores” (“卓训优选”), which serve as the medium for group purchase of community daily necessities and healthy foods for community life. In addition, with the further development of the business, we will charge for additional operating service fees from the operation of the stores in the future.

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

It has built up long-term business relationships with regional education agencies in different cities. As of September 30, 2024, we have engaged with 14 service providers, 8 of which have worked with us for more than 4 years. These agencies are widely distributed in different regions of China, including Provinces of Shanxi, Fujian, Jiangsu, Inner Mongolia, Zhejiang, Hainan, Henan, Sichuan, Hunan and Ningxia.

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

Employees

We strive to foster a collaborative and team-oriented culture and view our human capital resources as an ongoing priority. As of September 30, 2024, we employ 9 employees, all of which are full-time employees. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. We believe we offer competitive terms and incentives to attract and retain employees, including pension, medical insurance, unemployment insurance, maternity insurance, worker’s compensation insurance, housing provident fund, bonus programs and training opportunities.

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

Domains: In China, the registration of domains can be extended by annual renewal or periodic renewal by paying the annual or periodic registration fee. If renewal registration fee is not paid timely, the domain will become available to the public. Zhuoxun Beijing has effectively maintained the following domains:

Names	Registration Date	Current Expiration Date	Registering Authority
zhuoxuncn.com	October 4, 2012	October 4, 2025	Internet Corporation for Assigned Names and Numbers
zhuoxuncn.cn	August 10, 2018	August 10, 2025	Internet Corporation for Assigned Names and Numbers

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

Operating our online platform to provide information and services to our users is classified as commercial ICP services. Zhuoxun Beijing hold an ICP License, which is valid until July 16, 2029.

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

Zhuoxun Beijing holds a License for the Production and Operation of Radio and Television Program, which is valid until September 20, 2026. According to this license, the mode of operation is production and distribution, and the approved business scope includes animation, feature films, TV variety shows (current affairs news, similar topics or columns and other radio and TV programs are not allowed).

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

Available Information

Our website address is https://www.zhuoxuncn.com/. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available on our website at https://www.zhuoxuncn.com/sec.html. However, we will make available, such reports and information filed or furnished by us with the SEC, by electronic copies free of charge upon request. In addition, while we are not required to provide an annual report our stockholders, our consolidated financial statements on our Annual Report on Form 10-K contains financial information that has been examined and reported on, with an opinion expressed by an independent public accountant, GGF CPA LTD, and are provided to our stockholders free of charge upon request.

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

As a result of significant changes in our business model and focus, evaluating our business and prospects may be difficult and our past results may not be indicative of our future performance.

Our future success depends on our ability to significantly increase revenue and maintain profitability from our operations. Our business has grown significantly before COVID-19 but we had to adapt and evolve due to the macroeconomic and industrial changes in recent years, which had resulted in significant change in our business and focus. As we shift our focus, diversify our revenue base, or explore new business segments, our historical performance may not be indicative of our current business, and a period-to-period comparison of our historical operating results may not be meaningful. We may not be able to achieve a similar growth rate or maintain profitability in future periods. Therefore, you should not rely on our past results as an indication of our future performance. You should consider our future prospects in light of the risks and challenges encountered by a company seeking to grow and expand in a competitive industry that is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. These risks and challenges include, among others:

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

In connection with audits of our financial statements for the fiscal years ended September 30, 2024 and 2023, our management identified a few material weaknesses in the design and operation of our internal controls:

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

As of September 30, 2024, we have not received any penalty, investigation or warning with respect to the VIE’s business operation from the CAC, nor have we received any notice or instructions from the CAC requiring us or the VIE to declare a security assessment. Furthermore, as of September 30, 2024, implementation rules for the rectification requirements have not been issued and we have not started rectifications. We will continually monitor our compliance status in accordance with the latest developments in applicable regulatory requirements. If it is determined in the future that we are required to declare a security assessment, it is uncertain whether we can or how long it will take us to complete such declaration or rectification.

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

Our Common Stock is not currently quoted in the OTC market. We are currently engaged in the process of preparing a Form 211 with market makers to regain compliance with Rule 15c2-11 of the Exchange Act of 1934 and to apply for resumption of the quotation of our Common Stock with the Financial Industry Regulatory Authority (FINRA) under FINRA Rule 6432. There is no guarantee that our Common Stock will resume quotation on the OTC Market.

Because we were not current in our annual and quarterly reports pursuant to Section 13 and 15(d) of the Exchange Act (the “Reporting Obligations”), our Common Stock was transferred from OTC Pink to OTC “Expert Market”, which has been associated with very little trading activity and a decrease in the share price, in April 2023. As such, it could only be traded between brokers and no quote was published. On July 12, 2024, we were notified by the Financial Industry Regulatory Authority (FINRA) that due to a lack of trading activities for more than 1 year, our Common Stock has been removed from quotation on the OTC marketplace operated by the OTC Markets Group, Inc. Since the removal, we are currently engaged in the process of preparing a Form 211 with market makers to regain compliance with Rule 15c2-11 of the Exchange Act of 1934 and to apply for resumption of the quotation of our Common Stock with the Financial Industry Regulatory Authority (FINRA) under FINRA Rule 6432. We cannot provide any assurance that we will be successful in resuming the quotation of our Common Stock on the OTC Market, or that the trading volume or price will increase if we become current in our Reporting Obligations in the future. Not being listed on an established securities exchange has an adverse effect on the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our Common Stock . Historically, our Common Stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

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

If and when we complete the Form 211 process and resume the quotation of our Common Stock on the OTC Market, our Common Stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our Common Stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our Common Stock; and (ix) general stock market price and volume fluctuations of publicly trading and particularly, microcap companies.

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

If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current Contractual Arrangements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to consolidate financial results of the VIE. The shareholders of the VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to consolidate the financial results of the PRC operating entities through the VIE Agreements with the VIE. Although we have the right to replace any shareholder of the VIE under the Contractual Arrangements, if any shareholder of the VIE is uncooperative or any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC laws and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. See “Risk Factors — Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” Therefore, we do not have an equity ownership in, direct foreign investment in, or control of, through such ownership or investment, the VIE.

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

Our Common Stock may decline in value or become worthless if we are unable to assert our contractual rights over the assets of the PRC operating entities that conduct all or substantially all of our operations.

We are a holding company incorporated in the State of Nevada. As a holding company with no material operations of our own, we consolidate financial results of the PRC operating entities through VIE Agreements with the VIE. We have relied and expect to continue to rely on the VIE Agreements with the PRC operating entities, to operate our business. If the PRC government determines that the VIE Agreements constituting part of the VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, it would likely result in a material change in our operations and our Common Stock may decline in value or become worthless if we are unable to consolidate the financial results of the PRC operating entities.

The shareholders of the VIE may have actual or potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The shareholders of the VIE are currently controlling shareholders of us with 86.72% equity interest. The shareholders of the VIE are Yulong Yi, our Chairman and CEO, Shaowei Peng, our Vice President and Chief Technology Officer, and Ru Zhang, Boyu Zhu, Zhenlei Li, Junwei Cao, Xiangle Sun, Wanwu Kang, Fengying Yu, Zhe Wang and Yue Wang, who holds 53%, 5%, 11%, 5%, 5%, 5%, 5%, 4%, 3%, 2.5%, and 1.5% of the equity interest, respectively, of the VIE. These shareholders of the VIE are also shareholders of Zhuoxun Hongtu Inc. These shareholders may breach, or refuse to renew, the existing VIE Agreements we have with them, which may have a material and adverse effect on our ability to effectively consolidate financial results of the PRC operating entities. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

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

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the mainland China tax authorities within ten years after the taxable year when the transactions are conducted. The mainland China enterprise income tax law requires every enterprise in mainland China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the mainland China tax authorities determine that the VIE Agreements among Fengyuan Beijing, the VIE, and the shareholders of the VIE were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust the VIE’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by the VIE for mainland China tax purposes, which could in turn increase its tax liabilities without reducing Fengyuan Beijing’s tax expenses. In addition, if Fengyuan Beijing requests the shareholders of the VIE to transfer their equity interests in the VIE at nominal or no value pursuant to these Contractual Arrangements, such transfer could be viewed as a gift and subject the Fengyuan Beijing and VIE to mainland China income tax. Furthermore, the mainland China tax authorities may impose late payment fees and other penalties on the VIE for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if our consolidated variable interest entities’ tax liabilities increase or if it is required to pay late payment fees and other penalties.

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

Under PRC law, we are required to register our lease agreements with the local land and real estate administration bureau. Although failure to do so does not in itself invalidate the leases, the lessees may not be able to defend these leases against bona fide third parties and may also be exposed to potential fines if they fail to ratify such non-compliance within the prescribed time frame after receiving notice from the relevant PRC government authorities. The penalty ranges from RMB1,000 (approximately $[  ]) to RMB10,000 (approximately $[  ]) for each unregistered lease, at the discretion of the relevant authority. As of the date of this report, some of the lease agreements for our leased building in China has not been registered with the relevant PRC government authorities. In the event that any fine is imposed on us for our failure to register our lease agreements, we may not be able to recover such losses from the lessors.

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

We are a Nevada holding company and we rely principally on dividends and other distributions on equity from the PRC operating entities for our cash requirements, including for services of any debt we may incur.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our Nevada holding company may rely on dividend payments from the PRC operating entities to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of the PRC operating entities in China may be used to pay dividends to our company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we may need to obtain SAFE approval or register with SAFE to use cash generated from the operations of the PRC operating entities to pay off its debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

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

Our shareholders have completed the initial registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. However, we may not be informed of the identifies of all the PRC residents holding direct or indirect interest in our company, and we cannot provide any assurance that these PRC residents will comply with our request to make or obtain any applicable registrations or continuously comply with all requirements under SAFE Circular 37 or other related rules. The failure or inability of the relevant shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, such as restrictions on our cross-border investment activities, on the ability of the PRC operating entities in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us. Moreover, any failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

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

Although the audit report included in this report was issued by U.S. auditors who are currently regularly inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our Common Stock may be delisted or prohibited from trading.

The audit report included in this report was issued by GGF CPA LTD, a China-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing GGF CPA LTD, LLC in the future or of engaging any auditor not subject to regular inspection by the PCAOB. As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. If we were to engage a different auditor in the future, we would engage an auditor that is subject to full PCAOB inspection with all materials related to the audit of our financial statements accessible to the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. In such case, we will engage a new qualified and fully inspected auditor, which may result in us delaying or restating our financial statements.

If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular mainland China’s, on May 20, 2020, the U.S. Senate passed the HFCA Act, which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020.

Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks.

On December 2, 2021, the SEC adopted final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Under the HFCA Act, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Ordinary Shares being delisted.

Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

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

Our auditor, GGF CPA LTD, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in Guangzhou, Guangdong Province, China. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not identified in the PCAOB’s Determination Report.

Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management

As of September 30, 2024, we did not establish policies and processes for assessing, identifying, and managing material risk from cybersecurity threats.

We have integrated the processes of assessing, identifying, and managing material risk from cybersecurity threats into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. Our Vice President, Mr. Peng, is designated to manage the risk assessment and mitigation process.

We may engage consultants and other third parties as needed in connection with our risk assessment policies and processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

We require third-party service providers to certify their ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect the Company.

As part of our overall risk management strategies, we also conduct cybersecurity trainings for personnel at all levels and in all departments.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Mr. Yi, as sole director of our Board of Directors, is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Mr. Peng, our Vice President, provides periodic briefings to Mr. Yi regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity policies and procedures, activities of third parties, and the like.

Mr. Peng has more two decades of experience working in IT and technology companies. Before assuming his current positions as chief product officer and VP of our Company, Mr. Peng served as General Manager of Beijing Xuri Yuanfan Technology Development Co., Ltd., an internet solution company, from July 2006 to June 2016. From September 2002 to June 2006, Mr. Peng served as manager of the technology department at Beijing Shidai Saibo Technology Development Co., Ltd., an IT solution company. Earlier in his career, Mr. Peng started at Beijing Jinhaihang Electronic Technology Co., Ltd., serving as a technical support engineer for the company’s education software businesses, from March 2000 to August 2002. Therefore, Mr. Peng has intimate knowledge of IT and cybersecurity issues and our operations.

As part of the executive team reporting to the Board, Mr. Peng oversees our cybersecurity policies and processes, including those described in “Risk Management” above. The processes by which Mr. Peng is informed of and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include log review from IT and operations teams or reports received from network systems and applications if any unusual activity occurs, such as email system notification of items opened that could be malicious.

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

We have the property set forth in the table below.

Location	Size	Expiration Date of Lease	Leased/Owned/ Granted	Function
Room 610, 6th Floor, Building 32, No. 1 Hangfeng Road, Fengtai District, Beijing, PRC	105 square meters (approximately 1,130.21 square feet)	2025.09.19	Leased	Office
Room CPL1305, Zhengda International West Zone, Intersection of Kaiyuan Avenue and Jinchengzhai Street, Luolong District, Luoyang City, Henan Province, China	117.7 square meters (approximately 1,266.91 square feet)	2023.9.3-2024.9.3	Granted	Office

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not traded on any exchange and is not quoted on the OTC Market. Therefore, there is currently no established public trading market for our Common Stock.

Our Common Stock was quoted on OTC Pink between January 19, 2017 to April 19, 2023. On April 19, 2023, our Common Stock was transferred to the OTC Expert Market by OTC Market Group Inc. from OTC Pink pursuant to Rule 15c2-11 of the Exchange Act which generally prohibits broker-dealers from publishing or submitting securities of private issuers in a quotation medium other than a national securities exchange, unless the issuer has made current financial and other information publicly available as specified by the rule. Quotations in Expert Market securities were restricted from public viewing and only broker-dealers and professional or sophisticated investors were permitted to view quotations in Expert Market securities. On July 12, 2024, we were notified by the Financial Industry Regulatory Authority (FINRA) that due to a lack of trading activities for more than 1 year, our Common Stock has been removed from quotation on the OTC marketplace operated by the OTC Markets Group, Inc. Since the removal, we are currently engaged in the process of preparing a Form 211 with market makers to regain compliance with Rule 15c2-11 of the Exchange Act of 1934 and to apply for resumption of the quotation of our Common Stock with the Financial Industry Regulatory Authority (FINRA) under FINRA Rule 6432. There is no assurance that we would be able to resume quotation of our Common Stock on the OTC Market.

Holders

As of September 30, 2024, we had 423,237,273 shares of our Common Stock, par value $0.0001 per share, issued and outstanding. There were 129 beneficial owners of our Common Stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

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

Equity Compensation Plan Information

The Company has adopted a 2021 Equity Compensation Plan (the “2021 Plan”) on December 9, 2021, which went into effect on February 7, 2022.

On July 31, 2022, the Board approved the issuance of an aggregate of 42,061,876 shares of the Company’s Common Stock to certain employees of Zhuoxun Beijing as restricted stock under Section 6(c) the 2021 Plan (the “Restricted Stock”) pursuant to a certain stock award agreement (collectively the “Award Agreements”, each an “Award Agreement”) with each of such employees, which should have been vested on October 31, 2022, subject to such employees’ continued employment with Zhuoxun Beijing until such time and other terms and conditions set forth in the Award Agreements. On October 28, 2022, as agreed by each of such intended recipients and the Company, each of the Award Agreements was cancelled and voided pursuant to Section 7(b) of the 2021 Plan retroactively effective as of the date of such Award Agreements. Accordingly, the shares of the Restricted Stock were cancelled before vesting.

On March 31, 2023, the Board approved the issuance under the 2021 Plan of an aggregate of 12,618,523 restricted shares of Common Stock to certain employees of Edeschler Limited, the Company’s Hong Kong subsidiary, bearing a legend that such Awards were vested on June 30, 2023, pursuant to certain stock award agreement with each of such employees.

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

In addition, the Collaboration Agreement provides for an assessment period (the “Assessment Period”) between August 1, 2022 and July 31, 2023, during which the Revenues generated by each Service Provider will be ranked by Zhuoxun Beijing. At the end of the Assessment Period, those Service Providers whose Revenues rank among the top 10 of all Service Providers would receive, and the Company will issue to such Service Providers, certain amount of shares (the “Granted Shares”) of the Company’s Common Stock based on the calculation as provided in the Collaboration Agreement.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our Common Stock during the fiscal year ended September 30, 2024.

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

Overview

Zhuoxun Hongtu Inc. (“we”, “us” or the “Company”) was incorporated on March 9, 2015, in the state of Nevada. The name of the Company was changed from “Gushen, Inc.” to “Zhuoxun Hongtu Inc.” on August 23, 2024 to align with the Company’s operations and brands for its subsidiaries.

The Company owns 100% of Dyckmanst Limited, a British Virgin Islands company (“Dyckmanst”), which owns 100% of Edeshler Limited, a Hong Kong company (“Edeshler”), which in return owns 100% of Beijing Fengyuan Zhihui Education Technology Co., Ltd., a PRC company (“Fengyuan Beijing”). The Company, Dyckmanst and Edeshler are holding companies with no substantive operations.

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

Recent Development

Removal of Quotation from OTC Expert Market

On July 12, 2024, we were notified by the Financial Industry Regulatory Authority that our Common Stock was removed from quotation due to a lack of trading activities during the past year. Our Common Stock was previously transferred from OCT Pink Sheet to the OTC Expert Market in April 2023 by OTC Market Group Inc. pursuant to Rule 15c2-11 of the Exchange Act which generally prohibits broker-dealers from publishing or submitting securities of private issuers in a quotation medium other than a national securities exchange, unless the issuer has made current financial and other information publicly available as specified by the rule. Quotations in Expert Market securities were restricted from public viewing and only broker-dealers and professional or sophisticated investors were permitted to view quotations in Expert Market securities. Since the removal, we are currently engaged in the process of preparing a Form 211 with market makers to regain compliance with Rule 15c2-11 of the Exchange Act of 1934 and to apply for resumption of the quotation of our Common Stock under FINRA Rule 6432. There is no assurance that we would be able to resume quotation of our Common Stock on the OTC Market.

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and consolidated variable interest entity (“VIE”) in PRC (i.e. Beijing Zhuoxun Century Culture Communication Co., Ltd.), including the VIE’ subsidiaries, for which the Zhuoxun Hongtu Inc, is the primary beneficiary.

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

Charge for use of brand

Zhuoxun Beijing authorized other enterprises using the Zhuoxun Beijing’s brand to set up community health stations or Zhuoxun Youxuan stores, providing services to customers at their location, with a brand usage fee. Revenue was recognized when the community health stations or Zhuoxun Youxuan stores has been in operation.

Product sales

Zhuoxun Beijing enters into agreements with customers to provided contracted products, which is the only performance obligation under the contracts. The terms of pricing and payments are fixed with no discount, rebate or variable consideration. The obligation is satisfied when goods are delivered to customers upon which time revenue will also be recognized.

Online sales

Zhuoxun Beijing sells goods through live streaming to customers, and arranging for their suppliers to provide goods directly to customers. Revenue is recognized on a net basis and is generated from sales less the cost of goods purchased.

The amount of other revenues was immaterial compared to total revenue during the year ended September 30, 2024 and 2023.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2024	RMB7.0138 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the year ended September 30, 2024	RMB7.1889 to $1
For the year ended September 30, 2023	RMB7.0492 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of September 30, 2024, the impairment loss was $49,338. No impairment has been recorded by the Company as of September 30, 2023.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2024 and 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

RESULTS OF OPERATIONS

Comparison of Year Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the year ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Year Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$60,553	100.00	$23,771	100.00
Cost of revenue	(34,281)	(56.61)	(15,054)	(63.33)
Gross profit	26,272	43.39	8,717	36.67
Selling expenses	(225,835)	(372.95)	(836,680)	(3,519.75)
General and administrative expenses	(1,048,520)	(1,731.57)	(1,405,429)	(5,912.37)
Loss from operations	(1,248,083)	(2,061.14)	(2,233,392)	(9,395.45)
Other expenses, net	(1,008,427)	(1,665.36)	(1,059,647)	(4,457.73)
Net loss before income taxes	(2,256,510)	(3,726.50)	(3,293,039)	(13,853.18)
Income tax benefit	-	-	-	-
Net loss	$(2,256,510)	(3,726.50)	$(3,293,039)	(13,853.18)

Revenue

The Company’s revenue increased from $23,771 for the year ended September 30, 2023 to $60,553 for the year ended September 30, 2024. Revenue for the year ended September 30, 2024 was mainly derived from charge for use of brand and product sales. Revenue generated from charge for use of brand over the last two years was very similar as the Company operated in normal circumstances. The increase was due to the product sales which was not available for the year ended September 30, 2023. However, revenue generated from product sales is not sustainable as the Company has decided not to continue to sell products in future years.

Cost of revenue

Our cost of revenue was $34,281 and $15,054 for the year ended September 30, 2024 and 2023, respectively. The increase was mainly due to the costs of product sales revenue.

Gross profit and gross margin

Our gross profit was $26,272 for the year ended September 30, 2024, compared with a gross profit of $8,717 for the same period in 2023. Gross profit as a percentage of revenue (gross margin) was 43.39% for the year ended September 30, 2024, compared to a gross profit of 36.67% for the same period in 2023.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as advertising fee, marketing fees. Our selling expenses decreased by $610,845 to $225,835 for the year ended September 30, 2024, compared to $836,680 for the same period in 2023. We adjusted the strategy by reducing 7 of our selling employees, thus salary and welfare decrease by $194,504 for the year ended September 30, 2024, compared to the same period in 2023. Marketing fees had been fully amortized during fiscal year 2023, and no additional marketing fees for the year ended September 30, 2024. As the company’s main revenue steams shifted to charge for use of brand, the company did not have to pay any cloud product service fees, so service fees decreased by $82,318 for the year ended September 30, 2024.

	Year Ended September 30,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	132,866	58.83	327,370	39.13	(194,504)	(59.41)
Conference Fees	-	-	1,537	0.18	(1,537)	(100.00)
Marketing fee	-	-	251,755	30.09	(251,755)	(100.00)
Service fee	48,590	21.52	130,908	15.65	(82,318)	(62.88)
Depreciation and amortization	14,562	6.45	14,395	1.72	167	1.16
Others	29,817	13.20	110,715	13.23	(80,898)	(73.07)
Total Selling Expense	$225,835	100.00	$836,680	100.00	$(610,845)	(73.01)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $356,909 to $1,048,520 for the year ended September 30, 2024, compared to $1,405,429 for the same period in 2023. We adjusted the strategy by reducing 3 of our general and administrative employees, thus salary and welfare decrease by $140,107 for the year ended September 30, 2024, compared with the same period 2023. Due to the decrease of employees, the company reconfigured the office, so the rent decreased by $89,002 for the year ended September 30, 2024 compared with the same period 2023. Profession fee increased by $310,388 for the year ended September 30, 2024, mainly due to annual audit fees.

	Year Ended September 30,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	237,981	22.70	378,088	26.90	(140,107)	(37.06)
Depreciation and amortization	12,243	1.17	55,784	3.97	(43,541)	(78.05)
Rent	108,487	10.35	197,489	14.05	(89,002)	(45.07)
Profession fee	460,538	43.92	150,150	10.68	310,388	206.72
Bad debt	16,206	1.55	452,947	32.23	(436,741)	(96.42)
Impairment	49,338	4.71	-	-	49,338	100.00
Others	163,727	15.60	170,971	12.17	(7,244)	(4.24)
Total G&A Expenses	$1,048,520	100.00	$1,405,429	100.00	$(356,909)	(25.40)

Other expense, net

Our other expense was $1,008,427 for the year ended September 30, 2024, compared to $1,059,647 for the year ended September 30, 2023. It mainly includes late fees for accrued taxes.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $2,256,510 and $3,293,039 for the years ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(816,704)	$(1,790,651)
Net cash used in investing activities	-	(2,617)
Net cash provided by financing activities	790,669	977,884
Net decrease in cash and cash equivalents	(26,035)	(815,384)
Effect of exchange rate changes on cash and cash equivalents	1,654	5,464
Cash and cash equivalents at the beginning of period	57,699	867,619
Cash and cash equivalents at the end of period	$33,318	$57,699

As of September 30, 2024, we had cash and cash equivalents of $33,318. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

The net cash used in operating activities for the year ended September 30, 2024 was $816,704, which reflects our net loss of $2,256,510, as adjusted for non-cash items of $81,349, partially offset by an increase in advance from customers of $146,620, and an increase in accrued liabilities of $1,160,466 as a result of late fees for accrued taxes.

The net cash used in operating activities for the year ended September 30, 2023 was $1,790,651, which reflects our net loss of $3,293,039, as adjusted for non-cash items of (a) provision for allowance of doubtful accounts of $452,947, (b) write-off bad debt of $2,220, (c) stock based compensation of $24,000, (d) loss from the disposal of property and equipment of $33,950, (e) depreciation and amortization expense of $70,179, (f) amortization of prepaid marketing expenses of $62,677, and (g) accrued liabilities of $1,027,237 as a result of late fees for accrued taxes.

Investing Activities

Net cash used in investing activities was $nil for the year ended September 30, 2024, as compared to $2,617 for the year ended September 30, 2023. The net cash used in investing activities for the years ended September 30, 2023 was mainly attributable to purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $790,669 for the year ended September 30, 2024, as compared to $977,884 for the year ended September 30, 2023. The net cash used in investing activities was mainly attributable to amount due to related parties.

Off-Balance Sheet Arrangements

As of September 30, 2024 and 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Zhuoxun Hongtu Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zhuoxun Hongtu Inc.  (“the Company”) as of September 30, 2024, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GGF CPA LTD

PCAOB ID: 2729

We have served as the Company’s auditor since 2024.

Guangzhou, People’s Republic of China

January 6, 2025

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

/s/ WWC, P.C.

WWC, P.C.

PCAOB ID No. 1171

San Mateo, California

May 31, 2024

ZHUOXUN HONGTU INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	As of September 30,	As of September 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,319	$54,935
Other monetary funds	-	2,764
Prepayment, net	23,398	6,855
Other receivables, net	19,646	36,413
Due from related parties	2,581	2,881
Inventory, net	-	-
Total Current Assets	78,944	103,848

NON-CURRENT ASSETS
Other long-term assets	-	21,676
Right of use assets	4,364	-
Property, plant and equipment, net	31,884	54,116
Intangible assets, net	3,219	44,400
Total non-Current Assets	39,467	120,192

TOTAL ASSETS	$118,411	$224,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,352,822	$2,201,152
Lease liability - current	2,521	-
Contract liability	285,226	129,758
Amount due to related parties	1,793,741	945,532
Payroll payable	738,255	718,745
Tax payable	5,573,004	5,363,939
Other payable	285,353	277,712
Accrued liabilities	5,703,561	4,340,593
Total Current Liabilities	16,734,483	13,977,431

TOTAL LIABILITIES	16,734,483	13,977,431

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2024 and 2023*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of September 30, 2024 and 2023*	42,324	42,324
Additional paid-in capital	63,236	63,236
Statutory reserve	1,545	1,545
Accumulated deficits	(17,544,858)	(15,288,351)
Accumulated other comprehensive gain	908,051	1,513,786
Non-controlling interest	(86,470)	(86,031)
Total Stockholders’ Deficit	(16,616,072)	(13,753,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,411	$224,040

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

ZHUOXUN HONGTU INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

	For The Year Ended
	September 30,
	2024	2023
REVENUE	$60,553	$23,771

COST OF REVENUE	(34,281)	(15,054)

GROSS PROFIT	26,272	8,717

OPERATING EXPENSES
Selling expenses	225,835	836,680
General and administrative expenses	1,048,520	1,405,429
Total Operating Expenses	1,274,355	2,242,109

LOSS FROM OPERATIONS	(1,248,083)	(2,233,392)

OTHER INCOME (EXPENSE), NET
Interest income	110	513
Other income	16,707	1,238
Other expense	(1,025,244)	(1,061,398)
Total Other Income (Expense), net	(1,008,427)	(1,059,647)

NET LOSS BEFORE TAXES	(2,256,510)	(3,293,039)

Income tax benefit (expense)	-	-

NET LOSS	(2,256,510)	(3,293,039)

NET LOSS ATTRIBUTE TO NON-CONTROLLING INTERESTS	(3)	(85,106)
NET LOSS ATTRIBUTE TO THE COMPANY’S SHAREHOLDERS	(2,256,507)	(3,207,933)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain/ (loss) arrtibutable to non-controlling interests	(436)	-
Foreign currency translation gain/ (loss) arrtibutable to shareholders	(605,735)	384,449

COMPREHENSIVE LOSS ATTRIBUTE TO NON-CONTROLLING INTERESTS	(439)	(85,106)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY’S SHAREHOLDERS	$(2,862,242)	$(2,908,590)

Basic and diluted loss per share*	$(0.005)	$(0.008)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	423,237,273

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

ZHUOXUN HONGTU INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED SEPTEMBER 30, 2024 and 2023

(In U.S. dollars except Number of Shares)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2022	1,000,000	$100	410,618,750	$41,062	$40,498	$1,545	$(12,080,418)	$1,129,337	$(925)	$(10,868,801)

Net loss							(3,207,933)		(85,106)	(3,293,039)
Issuance of restricted shares			12,618,523	1,262	22,738					24,000
Foreign currency translation adjustment								384,449		384,449

Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

Net loss							(2,256,507)		(3)	(2,256,510)
Foreign currency translation adjustment								(605,735)	(436)	(606,171)

Balance at September 30, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(17,544,858)	$908,051	$(86,470)	$(16,616,072)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these consolidated financial statements.

ZHUOXUN HONGTU INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For The Year Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,256,510)	$(3,293,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Recovery) Provision for allowance for expected credit losses	(10,394)	450,727
Impairment of intangible assets	38,905	-
Impairment of other assets	10,433	-
Stock based compensation	-	24,000
Loss from the disposal of property and equipment	-	33,950
Depreciation and amortization	26,806	70,179
Amortization of prepaid expenses	7,815	62,677
Operating lease expenses	7,784	-
Changes in operating assets and liabilities:
Other receivables	28,173	(339,103)
Advances to suppliers	(12,127)	438,904
Due from related party	406	20,516
Inventory	-	91
Right of use assets	-	287,767
Accounts payable	62,120	(567)
Contract liabilities	146,620	(209,005)
Payroll payable	(8,999)	(29,855)
Tax payables	(5,245)	920
Other payables	(3,375)	(48,283)
Lease liabilities- current & non-current	(9,582)	(287,767)
Accrued liabilities	1,160,466	1,027,237
Net cash used in operating activities	(816,704)	(1,790,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,617)
Net cash used in investing activities	-	(2,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	790,669	977,884
Net cash provided by financing activities	790,669	977,884

NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,035)	(815,384)

EFFECT OF EXCHANGE RATE ON CASH	1,655	5,464

CASH AT BEGINNING OF YEAR	$57,699	$867,619

CASH AT END OF YEAR	$33,319	$57,699

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	11,868	-

The accompanying notes are an integral part of these consolidated financial statements.

ZHUOXUN HONGTU INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

1.	ORGANIZATION AND BUSINESS

Zhuoxun Hongtu Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada. The name of the Company was changed from “Gushen, Inc.” to “Zhuoxun Hongtu Inc.” since August 23, 2024 to align with the Company’s operations and brands for its subsidiaries.

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

The accompanying consolidated financial statements reflect the activities of each of the following entities:

Name	Background		Ownership
Dyckmanst Limited	●	A British Virgin Islands company	Holding Entity
	●	Principal activities: Investment holding
·
Edeshler Limited	●	A Hong Kong company	100%
	●	Principal activities: Investment holding

Beijing Fengyuan Zhihui Education Technology Co., Ltd.	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
	●	Principal activities: Consultancy and information technology support

Beijing Zhuoxun Century Culture Communication Co., Ltd.	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on September 2, 2020	arrangements
	●	Principal activities: family education services via online and onsite classes

Beijing Zhuoxin Education Technology Co., Ltd.	●	A PRC limited liability company	70% owned by VIE
	●	Principal activities: promotion and support

The following combined financial information of the Company, its subsidiaries and the VIE (collectively, the “Group”) as of September 30, 2024 and 2023 and for the year ended September 30, 2024 and 2023 included in the accompanying consolidated financial statements of the Group was as follows:

	As of September 30, 2024	As of September 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$26,149	$46,003
Other monetary funds	-	2,764
Prepayment, net	23,398	6,855
Other receivables, net	19,646	36,413
Intercompany receivables	114,838	167,318
Due from related parties	2,581	2,881
Inventory, net	-	-
Total Current Assets	186,612	262,234

NON-CURRENT ASSETS
Other long-term assets	-	21,676
Right of use assets	4,364	-
Property, plant and equipment, net	31,884	54,116
Intangible assets, net	3,219	44,400
Total non-Current Assets	39,467	120,192

TOTAL ASSETS	$226,079	$382,426

CURRENT LIABILITIES
Accounts payable	$2,352,822	$2,201,152
Lease liability - current	2,521	-
Contract liability	285,226	129,758
Amount due to related parties	1,793,126	944,990
Intercompany payables	-	54,838
Payroll payable	738,255	718,745
Tax payable	5,573,004	5,363,939
Other payable	285,353	277,712
Accrued liabilities	5,703,561	4,340,593
Total Current Liabilities	16,733,868	14,031,727

TOTAL LIABILITIES	$16,733,868	$14,031,727

	For The Year Ended
	September 30,
	2024	2023
REVENUE	$60,553	$23,771

COST OF REVENUE	(34,281)	(15,054)

GROSS PROFIT	26,272	8,717

OPERATING EXPENSES
Selling expenses	225,835	836,680
General and administrative expenses	1,048,463	1,405,342
Total Operating Expenses	1,274,298	2,242,022

LOSS FROM OPERATIONS	(1,248,026)	(2,233,305)

OTHER INCOME (EXPENSE), NET
Interest income	84	421
Other income	16,707	1,238
Other expense	(1,025,244)	(1,061,398)
Total Other Income (Expense), net	(1,008,453)	(1,059,739)

NET LOSS BEFORE TAXES	(2,256,479)	(3,293,044)

Income tax benefit (expense)	-	-

NET LOSS	$(2,256,479)	$(3,293,044)

	For The Year Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(814,586)	$(1,747,490)
Net cash used in investing activities	-	(2,617)
Net cash provided by financing activities	790,619	977,820

The following financial information of Beijing Fengyuan Zhihui Education Technology Co., Ltd. as of for the year ended September 30, 2024 and 2023.

	At	At
	September 30,	September 30,
	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$7,170	$8,932
Intercompany receivables	59,169	54,838
Total Current Assets	66,339	63,770

TOTAL ASSETS	$66,339	$63,770

CURRENT LIABILITIES
Intercompany payable	$174,007	$167,318
Amount due to related parties	615	542
Total Current Liabilities	174,622	167,860

TOTAL LIABILITIES	$174,622	$167,860

	For The Years Ended September 30,
	2024	2023
OPERATING EXPENSES
General and administrative expenses	$57	$87
Total Operating Expenses, net	57	87

LOSS FROM OPERATIONS	(57)	(87)

OTHER INCOME (EXPENSE), NET
Interest income	26	92
Total Other Income (Expense), net	26	92

NET (LOSS) INCOME BEFORE TAXES	(31)	5

Income tax benefit (expense)	-	-

NET (LOSS) INCOME	(31)	5

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1	-

COMPREHENSIVE (LOSS) INCOME	$(30)	$5
Basic and diluted loss per share*	$0	$0
Weighted average number of common shares outstanding – basic and diluted*	423,237,273	423,237,273

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and consolidated variable interest entity (“VIE”) in PRC (i.e. Beijing Zhuoxun Century Culture Communication Co., Ltd.), including the VIE’ subsidiaries, for which the Zhuoxun Hongtu Inc., is the primary beneficiary.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2024, the Company’s current liabilities exceeded the current assets by $16,655,539, its accumulated deficit was $17,544,858 and the Company has incurred losses during the year ended September 30, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

The Company identified the following performance obligations for each type of contract:

Training Revenue

The Company’s online training course service primarily includes coursewares or videos which are already published on the website. Other than providing the access, there are no bundle or multiple separable and distinct tasks. According to ASC 606-10-25-19, there is one performance obligation for the training course service. The Company required and received fees before participants accessed the online courses. Revenue recognized over the period of the card after the E-card was activated.

Charge for use of brand

The Company authorized other enterprises using the Company’s brand to set up community health stations or Zhuoxun Youxuan stores, providing services to customers at their location, with a brand usage fee. Revenue was recognized when the community health stations or Zhuoxun Youxuan stores has been in operation.

Product sales

The Company enters into agreements with customers to provided contracted products, which is the only performance obligation under the contracts. The terms of pricing and payments are fixed with no discount, rebate or variable consideration. The obligation is satisfied when goods are delivered to customers upon which time revenue will also be recognized.

Online sales

The Company sells goods through live streaming to customers, and arranging for their suppliers to provide goods directly to customers. Revenue is recognized on a net basis, revenue is generated from sales less the cost of goods purchased.

The amount of other revenues was immaterial compared to total revenue during the year ended September 30, 2024 and 2023.

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of September 30, 2024 and 2023, the Company’s advances from customer unearned training fee and brand usage fee amounted to $285,226 and $129,758, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Year Ended
	September 30,
	2024	2023

Training Revenue	$111	$1,653
Charge for use of brand	25,196	21,413
Online sales	-	702
Product sales	35,246	-
Other Revenue	-	3
Total Revenue	$60,553	$23,771

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2024	RMB7.0138 to $1
September 30, 2023	RMB7.2942 to $1

Income statement and cash flows items
For the year ended September 30, 2024	RMB7.1889 to $1
For the year ended September 30, 2023	RMB7.0492 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of September 30, 2024, the impairment loss was $49,338. No impairment has been recorded by the Company as of September 30, 2023.

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

The Company’s accounting for finance lease (formerly called capital lease) remains substantially unchanged. ASC Topic 842 adoption did not have a material impact on the Company’s consolidated financial statements. On the other hand, operating lease expense is recognized on a straight-line basis over the lease term.

The Company evaluates the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended September 30, 2024 and 2023, the Company did not have any impairment loss against its operating lease ROU assets.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2024 and 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the year ended September 30, 2024, one customer accounted for 56% of the Company’s total revenue, respectively. For the year ended September 30, 2023, no single customer accounted for more than 10% of total revenue.

For the year ended September 30, 2024, two suppliers accounted for 59% and 20% of the Company’s total purchases, respectively. For the year ended September 30, 2023, one supplier accounted for 100% of the Company’s total purchases. As of September 30, 2024, no supplier accounted for 10% of the Company’s total accounts payable balance. As of September 30, 2023, one supplier accounted for 10% of the Company’s total accounts payable balance.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has 3 major reportable segment as (1) charge for use of brand, (2) product sales and (3) others for the year ended September 30, 2024.

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

Recent Accounting Pronouncements

The ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and periods in fiscal years beginning after December 15, 2024. The ASU should be adopted retrospectively to all periods presented in the financial statements unless it is impracticable to do so. The adoption of ASU 2023-07 is not expected to materially impact the Company’s consolidated balance sheets, statements of income and comprehensive income, cash flows or disclosures.

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

3.	PREPAYMENTS

Prepayments consist of the following:

	September 30,	September 30,
	2024	2023

Prepaid service fee	$23,398	$6,855
Totals	$23,398	$6,855

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	September 30,	September 30,
	2024	2023

Amount due from third parties	$453,554	$426,995
Amount due from employees	2,673	35,601
Deposit & guarantee	21,310	22,821
Others	11,552	12,636
Less: allowance for doubtful accounts	(469,443)	(461,640)
Other receivables, net	$19,646	$36,413

The following table sets forth the movement of allowance for doubtful accounts:

	September 30,	September 30,
	2024	2023

Beginning	$461,640	$33,175
Additions	16,206	446,445
Write off bad debt	(26,600)	(2,220)
Exchange rate difference	18,197	(15,760)
Balance	$469,443	$461,640

5.	INVENTORY

	September 30,	September 30,
	2024	2023

Cost	$384,133	$369,367
Less: provision for inventory	(384,133)	(369,367)
Net amount	$-	$-

The following table sets forth the movement of provision for the inventory:

	September 30,	September 30,
	2024	2023

Beginning	$369,367	$383,161
Charge-offs	-	(4,256)
Exchange rate difference	14,766	(9,538)
Balance	$384,133	$369,367

6.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	September 30,	September 30,
	2024	2023

Prepaid service fee	$-	$21,676
Totals	$-	$21,676

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30,	September 30,
	2024	2023

Office and computer equipment	$68,897	$66,249
Leasehold improvement	-	117,216
Transportation equipment	75,565	72,660
Less: Accumulated depreciation	(112,578)	(202,009)
Property, plant and equipment, net	$31,884	$54,116

Depreciation expenses charged to the statements of operations for the year ended September 30, 2024 and 2023 were $23,801 and $58,840, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30,	September 30,
	2024	2023

Software	$97,993	$94,226
Less: Accumulated amortization	(54,897)	(49,826)
Less: Impairment of intangible assets	(39,877)	-
Totals	$3,219	$44,400

Amortization charged to the statements of operations for the year ended September 30, 2024 and 2023 were $3,005 and $11,339, respectively.

9.	LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.50% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	September 30, 2024	September 30, 2023
Right-of-use assets	$4,364	$
Right-of-use assets - Operating lease	12,164		-
Accumulated amortization	(7,800)		-
Lease liabilities - current	2,521		-
Operating lease	2,521		-

During the year ended September 30, 2024 and 2023, the Company incurred total operating lease expenses of $7,784 and $nil, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024:

Operating Leases

1st year	$2,545
Total lease payments	2,545
Less: Imputed interest	24
Present value of lease liabilities	2,521
Current lease liabilities	2,521

10.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	September 30,	September 30,
	2024	2023
Amount due to agents	$1,395,650	$1,299,500
Amount due to third parties	957,172	901,652
Totals	$2,352,822	$2,201,152

11.	CONTRACT LIABILITY

Contract liability consist of the following:

	September 30,	September 30,
	2024	2023

Advance from customers	$285,226	$129,758
Totals	$285,226	$129,758

12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	September 30,
	2024	2023

Late fees for accrued taxes	$5,558,989	$4,340,593
Profession fee	71,288	-
Accrued rental	73,284	-
Totals	$5,703,561	$4,340,593

13.	BALANCES WITH RELATED PARTIES

	Note	September 30,	September 30,
		2024	2023
Due from related parties
Yulong Yi	(a)	$-	$698
Shaowei Peng	(b)	1,328	1,360
Wanwu Kang	(c)	1,253	823
Totals		$2,581	$2,881

Due to related parties
Yulong Yi	(a)	$1,793,741	$945,532
Totals		$1,793,741	$945,532

(a)	Chairman and shareholders (shareholding ratio of 71.6216%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	CTO and shareholders (shareholding ratio of 6.7568%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE.

(c)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

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

United States

The Company is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2024, and 2023.

BVI

Dyckman Limited is incorporated in the British Virgin Islands (BVI). Under the current laws of the BVI, Dyckman Limited is exempt from income tax and capital gains tax. Furthermore, dividend payments made by the Company and its subsidiaries are not subject to withholding tax within the BVI.

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

PRC Tax

Based on the Circular No. 13 of the State Tax Bureau for 2022, effective from January 1, 2022 to December 31, 2024, for small and micro-profit enterprises, the portion of the annual taxable income not exceeding RMB 1 million will be reduced by 25% and counted as taxable income, the corporate income tax will be paid at a rate of 20%. For the taxable income that exceeds RMB 1 million but does not exceed RMB 3 millions, the amount will be reduced by 50% and counted as taxable income, the corporate income tax will also be paid at a rate of 20%. The operating entities within China were rated as small and micro-profit enterprises for the year ended September 30, 2024 and 2023.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Year Ended
	September 30,
	2024	2023
Loss before income taxes	$(2,256,510)	$(3,293,039)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(564,128)	(823,260)
Reconciling items:
Non-deductible expenses	310,227	8,103
Change in valuation allowance	253,901	815,157
Income tax expenses (benefits)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax balances as of September 30, 2024 and 2023 are as follows:

	September 30,	September 30,
	2024	2023
Deferred tax asset:
Bad debt provision	$117,361	$108,897
Inventory provision	96,033	-
Long-term asset impairment	12,642	-
Accrued liabilities	36,143	-
Tax loss carryforward	1,288,154	678,736
Totals	1,550,333	787,633
Less: Allowance of deferred tax asset	$(1,550,333)	$(787,633)
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	September 30,	September 30,
	2024	2023

Company income tax payable	$1,942,488	$1,867,816
VAT tax payable	1,407,181	1,358,660
Individual income tax payable	2,046,261	1,967,324
Other taxes payable	177,074	170,139
Totals	$5,573,004	$5,363,939

15.	SEGMENT REPORTING

The Company has determined that it operates in three main operating segments: (1) Charge for use of brand, (2) Product sales and (3) Others.

The following tables present the summary of each reportable segment’s revenue and income, which is considered as a segment operating performance measure, for the years ended September 30, 2024:

For the Year Ended September 30, 2024

	Charge for use of brand	Product sales	Others	Consolidated
Current assets	$78,944	$-	$-	$78,944
Non-current assets	39,467	-	-	39,467
Revenues	25,196	35,246	111	60,553
Segment gross profit	25,196	965	111	26,272
Segment gross margin	100.00%	2.74%	100.00%	43.39%

16.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the year ended September 30, 2024 and 2023, the Company contributed a total of $92,242 and $174,011, respectively, to these funds.

17.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2024 to the date these consolidation financial statements were issued. There is not material subsequent event to disclose in these consolidated financial statements except the following:

Beijing Zhuoxun was sued by Beijing YiPinChunQiu Culture Communication Co., Ltd. (plaintiff) for unauthorized posting of music works, of which the copyright owned by the plaintiff, on Beijing Zhuoxun’s website. The case was scheduled to be heard online in public at the Beijing Internet Court on December 26, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 26, 2024, the board of directors of the Company authorized the dismissal of WWC, P.C. (“WWC”) and the engagement of GGF CPA LTD (“GGF”) as the new independent registered public accounting firm of the Company, for the audit of the Company for the fiscal year ended September 30, 2024, effective immediately.

The Company’s financial statements for the fiscal years ended September 30, 2020, 2021, 2022 and 2023 (the “Covered Periods”) were audited by WWC. The auditor’s reports on the financial statements for the Covered Periods did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that they have expressed uncertainty about the Company’s ability to continue as a going concern. Other than the foregoing, WWC has not conducted any audit on the Company’s financial statements for any fiscal year, or has issued any audit report since incorporation.

In addition, since WWC’s engagement on July 30, 2021, there were no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for such periods. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided WWC with a copy of the above disclosures and requested that WWC furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of WWC’s letter dated November 26, 2024 is attached as Exhibit 16.1 to this Report.

On November 26, 2024, the Company engaged GGF as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2024, effective November 26, 2024. During the fiscal years ended September 30, 2023 and 2024, neither the Company nor anyone on its behalf consulted with GGF regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that GGF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer which both positions are held by Mr. Yulong Yi, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management concluded that our disclosure controls and procedures were ineffective as of September 30, 2024 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of September 30, 2024, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended September 30, 2024 to contain a material misstatement.

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

Name	Age	Position
Yulong Yi	48	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman, Director
Shaowei Peng	47	Vice President, Chief Technology Officer

Mr. Yulong Yi has served as the President, CEO and Chairman of Zhuoxun Hongtu Inc. since July 2021. With more than a decade of management and executive leadership experience, Mr. Yi founded Zhuoxun Beijing in August 2013, and has served as its CEO and Chairman ever since, supervising all areas of business operations and management. Mr. Yi also served as the CEO and Director of Zhuoxin Beijing, a subsidiary of Zhuoxun Beijing, since founding the company in December 2020. In 2008, Mr. Yi graduated from Beijing Enterprise Management Institute with a degree in business management.

Mr. Shaowei Peng has served as the vice president and chief technology officer of Zhuoxun Hongtu Inc. since July 2021, and Zhuoxun Beijing since June 2016. At Zhuoxun Beijing, Mr. Peng leads all aspect of technology offering and product design. Before assuming his current positions, Mr. Peng served as General Manager of Beijing Xuri Yuanfan Technology Development Co., Ltd., an internet solution company, from July 2006 to June 2016. From September 2002 to June 2006, Mr. Peng served as manager of the technology department at Beijing Shidai Saibo Technology Development Co., Ltd., an IT solution company. Earlier in his career, Mr. Peng started at Beijing Jinhaihang Electronic Technology Co., Ltd., serving as a technical support engineer for the company’s education software businesses, from March 2000 to August 2002. Mr. Peng graduated from China Management Software Institute in 1999.

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

Insider Trading Policy

We have adopted an insider trading policy that applies to our officers, employees and directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding the total compensation of our named executive officers, as determined under Item 402 of Regulation S-K, for the years ended September 30, 2024 and 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Yulong Yi,	2024	52,498	-	-	-	-	52,498
President	2023	115,896	0	-	-	-	115,896

Shaowei Peng,	2024	50,745	-	-	-	-	50,745
Vice President	2023	56,063	0	-	-	-	56,063

Salary

Salaries paid to our named executive officers are set forth in the Summary Compensation Table.

Performance Bonus

No Performance Bonus has been awarded.

Option awards

No Option Awards has been awarded.

Stock awards

No Stock Awards has been awarded.

All Other Compensation

All other compensation of our named executed officers (“NEOs”) is set forth in the Summary Compensation Table.

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

2021 Equity Compensation Plan

On December 9, 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved and ratified by the shareholders on December 17, 2021. As of the date hereof, 12,618,523 shares of Restricted Stock have been issued. There are a total of 71,505,227 shares of Common Stock available to be issued under the 2021 Plan.

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

On March 31, 2023, the Board approved the issuance under the 2021 Plan of an aggregate of 12,618,523 restricted shares of Common Stock to certain employees of Edeschler Limited, the Company’s Hong Kong subsidiary, bearing a legend that such Awards were vested on June 30, 2023, pursuant to certain stock award agreement with each of such employees.

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

Equity Compensation Plan Information

On March 31, 2023, the Board approved the issuance under the 2021 Plan of an aggregate of 12,618,523 restricted shares of Common Stock to certain employees of Edeschler Limited, the Company’s Hong Kong subsidiary, bearing a legend that such Awards were vested on June 30, 2023, pursuant to certain stock award agreement with each of such employees.

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of [  ], 2024. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of [  ], 2024 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name (1)	Number of Shares of Common Stock Beneficially Own		Approximate Percentage of Outstanding Shares of Common Stock	Number of Shares of Preferred Stock Beneficially Own	Approximate Percentage of Outstanding Shares of Preferred Stock	Voting Power on converted basis (2)
Yulong Yi(3)(5)(6)(8)	234,995,400	(9)	55.52%	-	-	54.24%
Shaowei Peng(4)(7)	19,115,850		4.51%	-	-	4.41%
All directors and executive officers (2) as a group	254,111,250		59.03%	-	-	59.65%
5% Shareholders
Zhaowei Zhang			-	250,000	25.00%	0.58%
Pengfei Zhou			-	750,000	75.00%	1.73%
Dean Limited(5)	114,493,382		27.05%	-	-	27.05%
Menominee Limited(6)	88,458,833		20.90%	-	-	20.42%
Dragoon Limited(9)	20,608,567		4.87%	-	-	4.76%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1312-13, 14th Floor, Building No. 2, 1 Hangfeng Road, Fengtai District, Beijing, PRC

(2)	Each Preferred Stock is convertible into 10 shares of Common Stock.

(3)	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary, and Director.

(4)	Chief Technology Officer.

(5)	Dean Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Dean Limited is Yulong Yi.

(6)	Menominee Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Menominee Limited is Yulong Yi.

(7)	Oriental Voice Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Oriental Voice Limited is Mr. Shaowei Peng.

(8)	Discover The Future Limited is a Hong Kong limited company. The address of its business office is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over Discover The Future Limited is Yulong Yi.

(9)	Includes: (i) 114,493,382 shares of Common Stock held through Dean Limited, a Hong Kong limited company; (ii) 88,458,833 shares of Common Stock held through Menominee Limited, a Hong Kong limited company; (iii) 11,434,618 shares of Common Stock held through Discover The Future Limited, a Hong Kong limited company; and (iv) 19,080,000 shares of Common Stock held through Frebis Limited, a Hong Kong limited company. The business address of each aforementioned holding entity is Suite 603, 6/F, Laws Commercial Plaza, 788 Cheung Sha Wan Road, Kowloon, Hong Kong. The person having voting, dispositive or investment powers over each aforementioned holding entity is Yulong Yi, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

		September 30,	September 30,	September 30,
	Note	2024	2023	2022
Due from related parties
Yulong Yi	(a)	$-	$698	$9,155
Ru Zhang	(b)	-	-	5,890
Shaowei Peng	(c)	1,328	1,360	8,252
Wanwu Kang	(d)	1,253	823	-
		$2,581	$23,297	$23,297

Due to related parties
Yulong Yi		$1,793,741	$945,532	$492
Wanwu Kang		-	-	-
Shaowei Peng		-	-	14
		$1,793,741	$945,5326	$506

(a)	Chairman of Zhuoxun Beijing and Chairman and legal representative of Fengyuan Beijing. And holds 55.5% voting rights of Zhuoxun Beijing.
(b)	Holder of 4.9% registered capital of Zhuoxun Beijing.
(c)	CTO of Zhouxun Beijing and Director of Fengyuan Beijing.
(d)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, GGF CPA LTD and WWC P.C., for the fiscal years indicated.

Accounting Fees and Services	For the year ended September 30, 2024	For the year ended September 30, 2023
Audit fees	$90,000	$155,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	90,000	155,000

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location
3.1	Certificate of Incorporation	Previously filed as an exhibit to the Company’s Form S-1 Amendment No. 2 registration statement filed with the SEC on July 23, 2015

3.2	Amended and Restated Bylaws	Previously filed as an exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2024

3.3	Certificate of Amendment to the Certificate of Incorporation

4.1	Description of Securities	Previously filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended April 30, 2021 filed on July 30, 2021

10.1	2021 Equity Incentive Plan	Previously filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended September 30, 2022 filed on October 4, 2023

10.2	Form of Employment Agreement of Beijing Zhuoxun Century Culture Communication Co., Ltd.	Previously filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended September 30, 2022 filed on October 4, 2023

16.1	Letter from WWC, P.C. reregarding the change in the Registrant’s certifying accountant, dated November 26, 2024.	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed on November 26, 2024.

19.1	Insider Trading Policies.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHUOXUN HONGTU INC.

Date: January 6, 2025	By:	/s/ Yulong Yi
	Name:	Yulong Yi
	Title:	Chairman of the Board of Directors, CEO, President, Treasurer (Principal Executive Officer & Principal Financial Officer & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on January 6, 2025.

Signature	Title

/s/ Yulong Yi	Chairman, Chief Executive Officer, President and Treasurer
Yulong Yi	(Principal Executive Officer & Principal Financial & Accounting Officer)

/s/ Shaowei Peng	Vice President, Chief Technology Officer
Shaowei Peng