Form 10-Q
period 2024-12-31
Zhuoxun Hongtu Inc.
filed 2025-02-19
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

ZHUOXUN HONGTU INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	As of December 31,	As of September 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,428	$33,319
Other monetary funds	371	-
Accounts receivable, net	9,558	-
Prepayment, net	17,875	23,398
Other receivables, net	26,430	19,646
Due from related parties	2,481	2,581
Inventory, net	-	-
Total Current Assets	89,143	78,944

NON-CURRENT ASSETS
Right of use assets	1,915	4,364
Property, plant and equipment, net	26,418	31,884
Intangible assets, net	2,892	3,219
Total non-Current Assets	31,225	39,467

TOTAL ASSETS	$120,368	$118,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,261,353	$2,352,822
Lease Liability - current	307	2,521
Contract liability	263,174	285,226
Amount due to related parties	1,968,894	1,793,741
Payroll payable	708,189	738,255
Tax payable	5,356,608	5,573,004
Other payable	288,855	285,353
Accrued liabilities	5,734,260	5,703,561
Total Current Liabilities	16,581,640	16,734,483

TOTAL LIABILITIES	16,581,640	16,734,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2024 and 1,000,000 shares issued and outstanding as of September 30, 2024*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of December 31, 2024 and 423,237,273 shares issued and outstanding as of September 30, 2024*	42,324	42,324
Additional paid-in capital	63,236	63,236
Statutory reserve	1,545	1,545
Accumulated deficits	(18,043,117)	(17,544,858)
Accumulated other comprehensive gain	1,557,740	908,051
Non-controlling interest	(83,100)	(86,470)
Total Stockholders’ (Deficit) Equity	(16,461,272)	(16,616,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,368	$118,411

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended December 31,
	2024	2023

REVENUE	$19,644	$48

COST OF REVENUE	5,486	-

GROSS PROFIT	14,158	48

OPERATING EXPENSES
Selling expenses	48,172	101,387
General and administrative expenses	208,250	458,497
Total Operating Expenses, net	256,422	559,884

LOSS FROM OPERATIONS	(242,264)	(559,836)

OTHER INCOME (EXPENSE), NET
Interest income	10	43
Other income	-	16,050
Other expense	(256,150)	(258,124)
Total Other Income (Expense), net	(256,140)	(242,031)

NET LOSS BEFORE TAXES	(498,404)	(801,867)

Income tax benefit (expense)	-	-

NET LOSS	(498,404)	(801,867)

Net loss attributable to non-controlling interests	(145)	(1)
Net loss attributable to the Company’s shareholders	(498,259)	(801,866)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain arrtibutable to non-controlling interests	3,515	-
Foreign currency translation gain/ (loss) arrtibutable to shareholders	649,689	(430,700)

COMPREHENSIVE INCOME/ (LOSS) ATTIBUTABLE TO NON-CONTROLLING INTERESTS	3,370	(1)
COMPREHENSIVE INCOME/ (LOSS) ATTIBUTABLE TO SHAREHOLDERS	$151,430	$(1,232,566)

Basic and diluted loss per share*	$(0.001)	$(0.002)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	423,237,273

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 and 2023

(In U.S. dollars except Number of Shares)

(UNAUDITED)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(17,544,858)	$908,051	$(86,470)	$(16,616,072)

Net loss							(498,259)		(145)	(498,404)
Foreign currency translation adjustment								649,689	3,515	653,204
Balance at December 31, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(18,043,117)	$1,557,740	$(83,100)	$(16,461,272)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

Net loss							(801,866)		(1)	(801,867)
Foreign currency translation adjustment								(430,700)		(430,700)
Balance at December 31, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(1,609,0217)	$1,083,086	$(86,032)	$(14,985,958)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Three Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(498,404)	$(801,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for expected credit losses	-	16,169
Write off bad debt	-	(26,539)
Impairment of intangible assets	-	38,817
Depreciation and amortization	4,494	8,087
Amortization of prepaid expenses	-	4,328
Operating lease expenses	2,334	-
Changes in operating assets and liabilities:
Account receivables	(9,698)	-
Other receivables	(7,660)	(23,963)
Advances to suppliers	4,680	(34,521)
Due from related party	-	792
Inventory	-	(926)
Accounts payable	-	249,919
Contract liabilities	(11,124)	158,985
Payroll payable	(1,385)	59
Tax payables	265	3
Other payables	14,810	(3,979)
Lease liabilities- current & non-current	(2,169)	-
Accrued liabilities	256,150	342,944
Net cash used in operating activities	(247,707)	(71,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	248,494	122,275
Net cash provided by financing activities	248,494	122,275

EFFECT OF EXCHANGE RATE ON CASH	(1,307)	2,641

NET CHANGE IN CASH AND CASH EQUIVALENTS	(520)	53,224

CASH AT BEGINNING OF PERIOD	$33,319	$57,699

CASH AT END OF PERIOD	$32,799	$110,923

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying interim condensed consolidated financial statements reflect the activities of each of the following entities (collectively, the “Group”):

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

The following combined financial information of the Group’s VIEs as of December 31, 2024 and September 30, 2024 and for the three months ended December 31, 2024 and 2023 included in the accompanying interim condensed consolidated financial statements of the Group’s VIEs was as follows:

	As of December 31,	As of September 30,
	2024	2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$27,601	$26,149
Other monetary funds	371	-
Accounts receivable, net	9,558	-
Prepayment, net	17,875	23,398
Other receivables, net	26,430	19,646
Intercompany receivables	108,318	114,838
Due from related parties	2,481	2,581
Inventory, net	-	-
Total Current Assets	192,634	186,612

NON-CURRENT ASSETS
Right of use assets	1,915	4,364
Property, plant and equipment, net	26,418	31,884
Intangible assets, net	2,892	3,219
Total non-Current Assets	31,225	39,467

TOTAL ASSETS	$223,859	$226,079

CURRENT LIABILITIES
Accounts payable	$2,261,353	$2,352,822
Lease liability - current	307	2,521
Contract liability	263,174	285,226
Amount due to related parties	1,968,303	1,793,126
Payroll payable	708,189	738,255
Tax payable	5,356,608	5,573,004
Other payable	288,855	285,353
Accrued liabilities	5,734,260	5,703,561
Total Current Liabilities	16,581,049	16,733,868

TOTAL LIABILITIES	$16,581,049	$16,733,868

	For The Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
REVENUE	$19,644	$48

COST OF REVENUE	5,486	-

GROSS PROFIT	14,158	48

OPERATING EXPENSES
Selling expenses	48,172	101,387
General and administrative expenses	208,236	458,468
Total Operating Expenses	256,408	559,855

LOSS FROM OPERATIONS	(242,250)	(559,807)

OTHER INCOME (EXPENSE), NET
Interest income	5	36
Other income	-	16,050
Other expense	(256,150)	(258,124)
Total Other Income (Expense), net	(256,145)	(242,038)

NET LOSS BEFORE TAXES	(498,395)	(801,845)

Income tax benefit (expense)	-	-
NET LOSS	$(498,395)	$(801,845)

	For The Three Months Ended
	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(245,612)	$(69,588)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	248,494	122,253

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2024, the Company’s current liabilities exceeded the current assets by $16,492,497, its accumulated deficit was $18,043,117 and the Company has incurred losses during the three months ended December 31, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and consolidated variable interest entity (“VIE”) in PRC (i.e. Beijing Zhuoxun Century Culture Communication Co., Ltd.), including the VIE’ subsidiaries, for which Zhuoxun Hongtu Inc. is the primary beneficiary.

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

The Company identified the following performance obligations for each type of contract:

Training revenue

The Company’s online training course service primarily includes coursewares or videos which are already published on its application. Other than providing the access, there are no bundle or multiple separable and distinct tasks. According to ASC 606-10-25-19, there is one performance obligation for the training course service. The Company required and received fees before participants accessed the online courses. Revenue recognised over the period of the card after the E-card was activated.

Charge for use of brand

The Company authorized other enterprises using the Company’s brand to set up community health retailers or the so-called Zhuoxun Youxuan stores, providing services to customers at their location, with a brand usage fee. Revenue was recognized when community health stations or Zhuoxun Youxuan stores has been in operation.

Commission fee revenue

The Company charges commission fees to third-party merchants, who participated in the Company’s online broadcast room for Zhuoxun Youxuan stores. The Company generally is acting as an agent and its performance obligation is to arrange for the provision of the specified goods by the third-party merchants. Upon successful sales, the Company charges the third-party merchants a fixed rate commission fee based on the sales amount. Commission fee revenues are recognized on a net basis at the point of completion of orders.

Practical expedients and exemption

The Company has not inccurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of December 3l 2024 and September 30 2024, the Company’s advances from customer unearned training fee and brand usage fee amounted to $263,174 and $285,226, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended
	December 31,
	2024	2023

Training revenue	$-	$48
Charge for use of brand	10,494	-
Commission fee revenue	9,150	-
Total Revenue	$19,644	$48

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2024	RMB7.2975 to $1
September 30, 2024	RMB7.0138 to $1

Income statement and cash flows items
For the three months ended December 31, 2024	RMB7.1916 to $1
For the three months ended December 31, 2023	RMB7.2052 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of December 31, 2024 and September 30, 2024, the impairment of intangible assets was $48,603 and $49,338.

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

The Company evaluates the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended December 31, 2024 and 2023, the Company did not have any impairment loss against its operating lease ROU assets.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2024 and September 30, 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the three months ended December 31, 2024, 3 customers accounted for 47%, 21%, 21% of total revenue. For the three months ended December 31, 2023, no single customer accounted for more than 10% of total revenue. As of December 31, 2024, one customer accounted for 100% of the Company’s total accounts receivable balance. As of September 30, 2024, the Company has no accounts receivable.

For the three months ended December 3l, 2024, the Company has no purchases for this quarter. For the three months ended December 31, 2023, one supplier accounted for 100% of the Company’s total purchases. As of December 31, 2024 and September 30, 2024, no supplier accounted for more than 10% of the Company’s total accounts payable balance.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2024	September 30, 2024
Accounts receivable from third party	$9,558	$-
Totals	$9,558	$-

4. PREPAYMENTS

Prepayments consist of the following:

	December 31, 2024	September 30, 2024
Prepaid service fee	$13,613	$23,398
Prepaid rental	4,262	-
Totals	$17,875	$23,398

5. OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2024	September 30, 2024
Amount due from third parties	$439,094	$453,554
Amount due from employees	5,963	2,673
Deposit & guarantee	21,372	21,310
Others	11,194	11,552
Less: allowance for credit loss	(451,193)	(469,443)
Other receivables, net	$26,430	$19,646

The following table sets forth the movement of allowance for credit loss:

	December 31,	September 30,
	2024	2024
Beginning	$469,443	$461,640
Additions (Recovery)	-	16,206
Write off bad debt	-	(26,600)
Exchange rate difference	(18,250)	18,197
Balance	$451,193	$469,443

6. INVENTORY, NET

	December 31, 2024	September 30, 2024
Cost	$369,200	$384,133
Less: provision for inventory	(369,200)	(384,133)
Net amount	$-	$-

The following table sets forth the movement of provision for the inventory:

	December 31, 2024	September 30, 2024
Beginning	$384,133	$369,367
Exchange rate difference	(14,933)	14,766
Balance	$369,200	$384,133

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31, 2024	September 30, 2024
Office and computer equipment	$66,219	$68,897
Transportation equipment	72,628	75,565
Less: Accumulated depreciation	(112,429)	(112,578)
Totals	$26,418	$31,884

Depreciation expenses charged to the statements of operations for the three months ended December 31, 2024 and 2023 were $4,289 and $5,702, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31,	September 30,
	2024	2024
Software	$94,183	$97,993
Less: Accumulated amortization	(52,965)	(54,897)
Less: Impairment of intangible assets	(38,326)	(39,877)
Totals	$2,892	$3,219

Amortization charged to the statements of operations for the three months ended December 31, 2024 and 2023 were $205 and $2,385, respectively.

9. LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.50% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	December 31, 2024	September 30, 2024
Right-of-use assets	$1,915	$4,364
Right-of-use assets - Operating lease	11,691	12,164
Accumulated amortization	(9,776)	(7,800)
Lease liabilities - current	307	2,521
Operating lease	307	2,521

During the three months ended December 31, 2024 and 2023, the Company incurred total operating lease expenses of $2,334 and $nil, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024:

Operating Leases

1st year	$309
Total lease payments	309
Less: Imputed interest	2
Present value of lease liabilities	307
Current lease liabilities	307

10. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	December 31, 2024	September 30, 2024
Amount due to agents	$1,341,392	$1,395,650
Amount due to third parties	919,961	957,172
Totals	$2,261,353	$2,352,822

11. CONTRACT LIABILITY

Contract liability consist of the following:

	December 31, 2024	September 30, 2024
Advance from customers	$263,174	$285,226
Totals	$263,174	$285,226

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2024	September 30, 2024
Late fees for accrued taxes	$5,595,309	$5,558,989
Profession fee	68,517	71,288
Accrued rental	70,434	73,284
Totals	$5,734,260	$5,703,561

13. BALANCES WITH RELATED PARTIES

	Note	December 31, 2023	September 30, 2023
Due from related parties
Shaowei Peng	(b)	$1,276	$1,328
Wanwu Kang	(c)	1,205	1,253
Totals		$2,481	$2,581

Due to related parties
Yulong Yi	(a)	$1,960,124	$1,793,741
Ru Zhang	(d)	8,770	-
Totals		$1,968,894	$1,793,741

(a)	One of the ultimate beneficial owner of Zhuoxun Hongtu (shareholding ratio of 53.72%), Chairman, legal representative and shareholders (shareholding ratio of 76.81159%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	One of the ultimate beneficial owner of Zhuoxun Hongtu (shareholding ratio of 4.52%), CTO and shareholders (shareholding ratio of 7.24638%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

(c)	One of the ultimate beneficial owner of Zhuoxun Hongtu (shareholding ratio of 0.90%), shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.7971%.

(d)	One of the ultimate beneficial owner of Zhuoxun Hongtu (shareholding ratio of 4.87%) and legal representative of Beijing ZhuoXun Century Culture Communication Co., Ltd Luoyang Branch office,

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

PRC Tax

Based on the Circular No. 13 of the State Tax Bureau for 2022, effective from January 1, 2022 to December 31, 2024, for small and micro-profit enterprises, the portion of the annual taxable income not exceeding RMB 1 million will be reduced by 25% and counted as taxable income, the corporate income tax will be paid at a rate of 20%. For the taxable income that exceeds RMB 1 million but does not exceed RMB 3 millions, the amount will be reduced by 50% and counted as taxable income, the corporate income tax will also be paid at a rate of 20%. During the three months ended December 31, 2024 and 2023, the operating entities within China were rated as small and micro enterprises.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Three Months Ended December 31,
	2024	2023
Loss before income taxes	$(498,404)	$(801,867)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(124,601)	(200,466)
Reconciling items:
Non-deductible expenses	65,345	16,283
Change in valuation allowance	59,256	184,183
Income tax expenses (benefits)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax balances as of December 31, 2024 and September 30, 2024 are as follows:

	December 31,	September 30,
	2024	2024
Deferred tax asset:
Bad debt provision	$112,798	$117,361
Inventory provision	92,300	96,033
Long-term asset impairment	12,151	12,642
Accrued liabilities	34,738	36,143
Tax loss carryforward	1,296,472	1,288,154
Totals	1,548,459	1,550,333
Less: Allowance of deferred tax asset	$(1,548,459)	$(1,550,333)
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	December 31,	September 30,
	2024	2024
Company income tax payable	$1,866,971	$1,942,488
VAT tax payable	1,352,736	1,407,181
Individual income tax payable	1,966,710	2,046,261
Other taxes payable	170,191	177,074
Totals	$5,356,608	$5,573,004

15. SEGMENT REPORTING

The Company has determined that it operates in two main operating segments: (1) Charge for use of brand, and (2) Commission fee revenue.

The following tables present the summary of each reportable segment’s revenue and income, which is considered as a segment operating performance measure, for the three months ended December 31, 2024:

For the three months ended December 31, 2024

	Charge for use of brand	Commission fee revenue	Consolidated
Current assets	$66,961	$22,182	$89,143
Non-current assets	9,419	21,806	31,225
Revenues	10,494	9,150	19,644
Segment gross profit	10,494	3,664	14,158
Segment gross margin	100.00%	40.04%	72.07%

16. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the three months ended December 31, 2024 and 2023, the Company contributed a total of $20,393 and $25,926, respectively, to these funds.

17. SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2024 to the date these interim condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these interim condensed consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us” and “we” shall mean Zhuoxun Hongtu Inc., a Nevada corporation, and its consolidated subsidiary, as applicable.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Zhuoxun Beijing authorized other enterprises using the Zhuoxun Beijing’s brand to set up community health retailers or the so-called Zhuoxun Youxuan stores, monetizes through brand usage fees. From the first quarter of fiscal year 2024, the Company charges commission fees to third-party merchants, who participated in the Company’s online broadcast room for Zhuoxun Youxuan stores.

Recent Development

Dismissal and Replacement Independent Registered Public Accounting Firm

On November 26, 2024, the board of directors of Zhuoxun Hongtu Inc. (the “Company”) authorized the dismissal of WWC, P.C. (“WWC”) and the engagement of GGF CPA LTD (“GGF”) as the new independent registered public accounting firm of the Company, for the audit of the Company for the fiscal year ended September 30, 2024, effective immediately.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2024, the Company’s current liabilities exceeded the current assets by $16,492,497, its accumulated deficit was $18,043,117 and the Company has incurred losses during the three months ended December 31, 2024 and 2023. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Charge for use of brand

Zhuoxun Beijing authorized other enterprises using the Zhuoxun Beijing’s brand to set up community health stations or the so-called Zhuoxun Youxuan stores, providing services to customers at their location, with a brand usage fee. Revenue was recognized when the community health stations or Zhuoxun Youxuan stores has been in operation.

Commission fee revenue

Zhuoxun Beijing charges commission fees to third-party merchants, who participated in Zhuoxun Beijing’s online broadcast room for Zhuoxun Youxuan stores. Zhuoxun Beijing generally is acting as an agent and its performance obligation is to arrange for the provision of the specified goods by the third-party merchants. Upon successful sales, Zhuoxun Beijing charges the third-party merchants a fixed rate commission fee based on the sales amount. Commission fee revenues are recognized on a net basis at the point of completion of orders.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2024	RMB7.2975 to $1
December 31, 2023	RMB7.0138 to $1

Income statement and cash flows items
For the quarter ended December 31, 2024	RMB7.1916 to $1
For the quarter ended December 31, 2023	RMB7.2052 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of December 31, 2024 and September 30, 2024, the impairment of intangible assets was $48,603 and $49,338.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2024 and 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Results of Operations

Comparison of Three Months Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended December 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Three Months Ended December 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$19,644	100.00	$48	100.00
Cost of revenue	(5,486)	(27.93)	-	-
Gross profit	14,158	72.07	48	100.00
Selling expenses	(48,172)	(245.23)	(101,387)	(211,222.92)
General and administrative expenses	(208,250)	(1,060.12)	(458,497)	(955,202.08)
Loss from operations	(242,264)	(1,233.27)	(559,836)	(1,166,325)
Other income (expense), net	(256,140)	(1,303.91)	(242,031)	(504,231.25)
Net loss before income taxes	(498,404)	(2,537.18)	(801,867)	(1,670,556.25)
Income tax benefit	-	-	-	-
Net loss	$(498,404)	(2,537.18)	$(801,867)	(1,670,556.25)

Revenue

Our revenue increased from $48 to $19,644 during the three months ended December 31, 2024 compared with the same period in 2023. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s operation. The company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station and Zhuoxun Youxuan stores, and generation of commission fee revenue, preliminary results were achieved.

Cost of revenue

Our cost of revenue increased from $nil to $5,486 during the three months ended December 31, 2024 compared with the same period in 2023. The increase was all from data traffic costs of online broadcast room, depending on data usage, transmission rates and peak bandwidth, which influenced by duration, video quality, and audience size. for online broadcast room. There were no costs for charge for use of brand revenue.

Gross profit and gross margin

Our gross profit was $14,158 for the three months ended December 31, 2024, compared with a gross profit of $48 for the same period in 2023. Gross profit as a percentage of revenue (gross margin) were 72.07% and 100% for the three months ended December 31, 2024 and 2023, respectively.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fees, traval expenses. Our selling expenses decreased by $53,215 to $48,172 for the three months ended December 31, 2024 by controlling expenses, compared to $101,387 for the same period in 2023. As our main business shifted to charge for use of brand, we did not have to pay any cloud product service fees, so service fees decreased by $31,062 for the three months ended December 31, 2024 compared with the same period in 2023.

	Three Months ended December 31,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	36,034	74.80	37,548	37.03	(1,514)	(4.03)
Service fee	7,921	16.44	38,983	38.45	(31,062)	(79.68)
Depreciation and amortization	3,639	7.55	3,632	3.58	7	0.19
Others	578	1.21	21,224	20.93	(20,646)	(97.28)
Total Selling Expense	$48,172	100.00	$101,387	100.00	$(53,215)	(52.49)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $250,247 to $208,250 for the three months ended December 31, 2024 by controlling expenses, compared to $458,497 for the same period in 2023. The salary and welfare expenses decreased by $24,709 for the three months ended December 31, 2024, compared with the same period 2023, mainly due to the decrease of chairman’s salary and the reduction in headcount attributable to general and administrative expenses. As a result of reconfiguring the office, our rental expenses decreased by $23,539 for the three months ended December 31, 2024 compared with the same period 2023. Profession fee decreased by $136,907 for the three months ended December 31, 2024, mainly due to annual audit fees.

	Three Months ended December 31,
	2024		2023		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	48,704	23.39	73,413	16.01	(24,709)	(33.66)
Depreciation and amortization	855	0.41	4,455	0.97	(3,600)	(80.81)
Rent	9,556	4.59	33,095	7.22	(23,539)	(71.13)
Professional fees	137,837	66.19	274,744	59.92	(136,907)	(49.83)
Bad debt	-	-	16,169	3.53	(16,169)	(100.00)
Impairment of intangible assets	-	-	38,817	8.47	(38,817)	(100.00)
Others	11,298	5.42	17,804	3.88	(6.506)	(36.54)
Total G&A Expenses	$208,250	100.00	$458,497	100.00	$(250,247)	(54.58)

Other expense, net

Our other expense was $256,140 for the three months ended December 31, 2024, compared to $242,031 for the same period 2023. It mainly includes late fees for accrued taxes.

Income tax benefit

Our Income tax benefit was $nil and $nil for the three months ended December 31, 2024 and 2023.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $498,404 and $801,867 for the three months ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(247,707)	$(71,692)
Net cash provided by financing activities	248,494	122,275
Net increase in cash and cash equivalents	787	50,583
Effect of exchange rate changes on cash and cash equivalents	(1,307)	2,641
Cash and cash equivalents at the beginning of period	33,319	57,699
Cash and cash equivalents at the end of period	$32,799	$110,923

As of December 31, 2024, we had cash and cash equivalents of $32,799. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $247,707 for the three months ended December 31, 2024, as compared to $71,692 net cash used in operating activities for the three months ended December 31, 2023.

The net cash used in operating activities for the three months ended December 31, 2024 primarily consisted of net loss of $498,404, as adjusted for non-cash items of $6,828, an decrease in advance from customers of $11,124, and offset by an increase in accrued liabilities of $256,150 as a result of late fees for accrued taxes.

The net cash used in operating activities for the three months ended December 31, 2023 primarily consisted of net loss of $801,867, as adjusted for non-cash items of $40,862, an increase in prepayment of $34,521, an increase in other receivables of $23,963, partially offset by an increase in account payable of $249,919, an increase in advance from customers of $158,985, and an increase in accrued liabilities of $342,944 as a result of late fees for accrued taxes.

Financing Activities

Net cash provided by financing activities was $248,494 for the three months ended December 31, 2024, as compared to $122,275 for the three months ended December 31, 2023. The net cash used in investing activities for the three months ended December 31, 2024 and 2023 was mainly attributable to amount due to related parties.

Off-Balance Sheet Arrangements

As of December 31, 2024 and September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Not applicable.

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

Zhuoxun Hongtu Inc.
(Registrant)

Date: February 18, 2025	By:	/s/ Yulong Yi
Yulong Yi
Chairman of the Board of Directors,
CEO, President, & Treasurer
(Principal Executive Officer &
Principal Financial Accounting Officer)