Form 10-Q
period 2025-03-31
Zhuoxun Hongtu Inc.
filed 2025-05-21
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

ZHUOXUN HONGTU INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	As of March 31,	As of September 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,322	$33,319
Other monetary funds	417	-
Accounts receivable, net	4,890	-
Prepayment, net	7,371	23,398
Other receivables, net	23,733	19,646
Due from related parties	2,494	2,581
Inventory, net	-	-
Total Current Assets	68,227	78,944

NON-CURRENT ASSETS
Right of use assets	-	4,364
Property, plant and equipment, net	10,936	31,884
Intangible assets, net	2,705	3,219
Total non-Current Assets	13,641	39,467

TOTAL ASSETS	$81,868	$118,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,273,910	$2,352,822
Lease Liability - current	-	2,521
Contract liability	264,636	285,226
Amount due to related parties	2,059,658	1,793,741
Payroll payable	712,377	738,255
Tax payable	5,385,249	5,573,004
Other payable	305,297	285,353
Accrued liabilities	6,015,536	5,703,561
Total Current Liabilities	17,016,663	16,734,483

TOTAL LIABILITIES	17,016,663	16,734,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2025 and September 30, 2024*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of March 31, 2025 and September 30, 2024*	42,324	42,324
Additional paid-in capital	63,236	63,236
Statutory reserve	1,545	1,545
Accumulated deficits	(18,423,882)	(17,544,858)
Accumulated other comprehensive gain	1,465,449	908,051
Non-controlling interest	(83,567)	(86,470)
Total Stockholders’ Deficit	(16,934,795)	(16,616,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,868	$118,411

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
REVENUE	$5,428	$36	$25,015	$84

COST OF REVENUE	1,046	-	6,532	-

GROSS PROFIT	4,382	36	18,483	84

OPERATING EXPENSES
Selling expenses	48,703	63,349	96,875	164,736
General and administrative expenses	87,242	136,587	295,492	595,084
Total Operating Expenses	135,945	199,936	392,367	759,820

LOSS FROM OPERATIONS	(131,563)	(199,900)	(373,884)	(759,736)

OTHER INCOME (EXPENSE), NET
Interest income	7	30	17	73
Other income	5,177	(2,783)	5,177	13,267
Other expense	(254,333)	(251,694)	(510,483)	(509,818)
Total Other Income (Expense), net	(249,149)	(254,447)	(505,289)	(496,478)

NET LOSS BEFORE TAXES	(380,712)	(454,347)	(879,173)	(1,256,214)

Income tax benefit (expense)	-	-	-	-

NET LOSS	(380,712)	(454,347)	(879,173)	(1,256,214)

Net loss attributable to non-controlling interests	(4)	(5)	(149)	(6)
Net loss attributable to the Company’s shareholders	(380,708)	(454,342)	(879,024)	(1,256,208)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain/ (loss) attributable to non-controlling interests	(463)	-	3,052	-
Foreign currency translation gain/ (loss) attributable to shareholders	(92,348)	300,233	557,398	(130,467)

COMPREHENSIVE INCOME/ (LOSS) ATTIBUTABLE TO NON-CONTROLLING INTERESTS	$(467)	$(5)	$2,903	$(6)
COMPREHENSIVE INCOME/ (LOSS) ATTIBUTABLE TO SHAREHOLDERS	(473,056)	(154,114)	(321,626)	(1,386,681)

Basic and diluted loss per share*	$(0.001)	$(0.001)	$(0.002)	$(0.003)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	423,237,273	423,237,273	423,237,273

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED March 31, 2025 and 2024

(In U.S. dollars except Number of Shares)

(UNAUDITED)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(17,544,858)	$908,051	$(86,470)	$(16,616,072)

Net loss							(879,024)		(149)	(879,173)
Foreign currency translation adjustment								557,398	3,052	560,450

Balance at March 31, 2025	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(18,423,882)	$1,465,449	$(83,567)	$(16,934,795)

								Accumulated
					Additional			other	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	comprehensive	controlling	Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

Net loss							(1,256,208)		(6)	(1,256,214)
Foreign currency translation adjustment								(130,467)		(130,467)

Balance at March 31, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(16,544,559)	$1,383,319	$(86,037)	$(15,140,072)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Six Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(879,173)	$(1,256,214)
Adjustments to reconcile net loss to net cash used in operating activities:	-
(Recovery) provision for credit losses, net	-	(10,402)
Impairment of intangible assets	-	38,938
Gain from the disposal of property and equipment	(4,848)	-
Depreciation and amortization	8,888	13,247
Amortization of prepaid expenses	-	7,822
Operating lease expenses	4,256	-
Changes in operating assets and liabilities:
Account receivables	(4,908)	-
Other receivables	(4,763)	(14,381)
Advances to suppliers	15,297	(27,506)
Due from related party	-	795
Inventory	-	(6,422)
Accounts payable	-	108,535
Contract liabilities	(11,063)	169,048
Payroll payable	(1,121)	(4,850)
Tax payables	(844)	(6,046)
Other payables	29,621	(8,385)
Lease liabilities- current & non-current	(2,469)	-
Accrued Liabilities	505,085	621,713
Net cash used in operating activities	(346,042)	(374,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	16,318	-
Net cash provided by investing activities	16,318	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	327,255	380,204
Net cash provided by financing activities	327,255	380,204

EFFECT OF EXCHANGE RATE ON CASH	(1,111)	541

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,580)	6,636

CASH AT BEGINNING OF PERIOD	$33,319	$57,699

CASH AT END OF PERIOD	$29,739	$64,335

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-

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

The following combined financial information of the Group’s VIEs as of March 31, 2025 and September 30, 2024 and for the six months ended March 31, 2025 and 2024 included in the accompanying interim condensed consolidated financial statements of the Group was as follows:

	As of March 31,	As of September 30,
	2025	2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$24,467	$26,149
Other monetary funds	417	-
Accounts receivable, net	4,890	-
Prepayment, net	7,371	23,398
Other receivables, net	23,733	19,646
Intercompany receivables	108,919	114,838
Due from related parties	2,494	2,581
Inventory, net	-	-
Total Current Assets	172,291	186,612

NON-CURRENT ASSETS
Right of use assets	-	4,364
Property, plant and equipment, net	10,936	31,884
Intangible assets, net	2,705	3,219
Total non-Current Assets	13,641	39,467

TOTAL ASSETS	$185,932	$226,079

CURRENT LIABILITIES
Accounts payable	$2,273,910	$2,352,822
Lease liability - current	-	2,521
Contract liability	264,636	285,226
Amount due to related parties	2,059,043	1,793,126
Payroll payable	712,377	738,255
Tax payable	5,385,249	5,573,004
Other payable	305,297	285,353
Accrued liabilities	6,015,536	5,703,561
Total Current Liabilities	17,016,048	16,733,868

TOTAL LIABILITIES	$17,016,048	$16,733,868

	For The Three Months		For The Six Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
REVENUE	$5,428	$36	$25,015	$84

COST OF REVENUE	1,046	-	6,532	-

GROSS PROFIT	4,382	36	18,483	84

OPERATING EXPENSES
Selling expenses	48,703	63,349	96,875	164,736
General and administrative expenses	87,221	136,559	295,457	595,027
Total Operating Expenses	135,924	199,908	392,332	759,763

LOSS FROM OPERATIONS	(131,542)	(199,872)	(373,849)	(759,679)

OTHER INCOME (EXPENSE), NET
Interest income	6	23	11	59
Other income	5,177	(2,783)	5,177	13,267
Other expense	(254,333)	(251,694)	(510,483)	(509,818)
Total Other Income (Expense), net	(249,150)	(254,454)	(505,295)	(496,492)

NET LOSS BEFORE TAXES	(380,692)	(454,326)	(879,144)	(1,256,171)

Income tax benefit (expense)	-	-	-	-

NET LOSS	(380,692)	(454,326)	(879,144)	(1,256,171)

	For The Six Months
	Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(343,940)	$(371,978)
Net cash provided by investing activities	16,318	-
Net cash provided by financing activities	327,234	380,154

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2025, the Company’s current liabilities exceeded the current assets by $16,948,436, its accumulated deficit was $18,423,882 and the Company has incurred losses during the six months ended March 31, 2025 and 2024. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of March 3l, 2025 and September 30 2024, the Company’s advances from customer unearned training fee and brand usage fee amounted to $264,636 and $285,226 ,respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months		For The Six Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024

Training Revenue	$-	$36	$-	$84
Charge for use of brand	-	-	10,437	-
Commission fee revenue	5,259	-	14,409	-
Other Revenue	169	-	169	-
Total Revenue	$5,428	$36	$25,015	$84

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2025	RMB7.2572 to $1
September 30, 2024	RMB7.0138 to $1

Income statement and cash flows items
For the six months ended March 31, 2025	RMB7.2311 to $1
For the six months ended March 31, 2024	RMB7.1828 to $1

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Other monetary funds

Other monetary funds consist of cash deposited in financial institutions other than banks and frozen bank account balance.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of March 31, 2025 and September 30, 2024, the impairment of intangible assets was $48,874 and $49,338.

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

The Company evaluates the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the six months ended March 31, 2025 and 2024, the Company did not have any impairment loss against its operating lease ROU assets.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2025 and September 30, 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the six months ended March 31, 2025, three customers accounted for 58%, 17%, 17% of total revenue, respectively. For the six months ended March 31, 2024, no single customer accounted for more than 10% of total revenue. As of March 31, 2025, one customer accounted for 100% of the Company’s total accounts receivable balance. As of September 30, 2024, the Company has no accounts receivable.

For the six months ended March 31, 2025, the Company has one supplier accounted for 98% of the Company’s total purchases. For the six months ended March 31, 2024, three suppliers accounted for 78%, 14%, 8% of the Company’s total purchases, respectively. As of March 31, 2025 and September 30, 2024, no supplier accounted for more than 10% of the Company’s total accounts payable balance.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2025	September 30, 2024
Accounts receivable from third party	$4,890	$-
Totals	$4,890	$-

4.	PREPAYMENTS

Prepayments consist of the following:

	March 31, 2025	September 30, 2024
Prepaid service fee	$6,300	$23,398
Prepaid rental	1,071	-
Totals	$7,371	$23,398

5.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	March 31, 2025	September 30, 2024
Amount due from third parties	$438,865	$453,554
Amount due from employees	5,307	2,673
Deposit & guarantee	21,491	21,310
Others	11,768	11,552
Less: allowance for credit loss	(453,698)	(469,443)
Other receivables, net	$23,733	$19,646

The following table sets forth the movement of allowance for credit loss:

	March 31,	September 30,
	2025	2024
Beginning	$469,443	$461,640
Additions	-	16,206
Write off bad debt	-	(26,600)
Exchange rate difference	(15,745)	18,197
Balance	$453,698	$469,443

6.	INVENTORY, NET

	March 31, 2025	September 30, 2024
Cost	$371,250	$384,133
Less: provision for inventory	(371,250)	(384,133)
Net amount	$-	$-

The following table sets forth the movement of provision for the inventory:

	March 31, 2025	September 30, 2024
Beginning	$384,133	$369,367
Exchange rate difference	(12,883)	14,766
Balance	$371,250	$384,133

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2025	September 30, 2024
Office and computer equipment	$66,587	$68,897
Transportation equipment	22,047	75,565
Less: Accumulated depreciation	(77,698)	(112,578)
Totals	$10,936	$31,884

Depreciation expenses charged to the statements of operations for the three months ended March 31, 2025 and 2024 were $4,192 and $4,947, and for the six months ended March 31, 2025 and 2024 were $8,481 and $10,649, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,	September 30,
	2025	2024
Software	$94,706	$97,993
Less: Accumulated amortization	(53,462)	(54,897)
Less: Impairment of intangible assets	(38,539)	(39,877)
Totals	$2,705	$3,219

Amortization charged to the statements of operations for the three months ended March 31, 2025 and 2024 were $202 and $212, and for the six months ended March 31, 2025 and 2024 were $407 and $2,597, respectively.

9.	LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.50% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	March 31, 2025	September 30, 2024
Right-of-use assets	$-	$4,364
Right-of-use assets - Operating lease	-	12,164
Accumulated amortization	-	(7,800)
Lease liabilities - current	-	2,521
Operating lease	-	2,521

During the six months ended March 31, 2025 and 2024, the Company incurred total operating lease expenses of $4,256 and $nil, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2025:

Operating Leases

1st year	$-
Total lease payments	-
Less: Imputed interest	-
Present value of lease liabilities	-
Current lease liabilities	-

10.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	March 31, 2025	September 30, 2024
Amount due to agents	$1,348,841	$1,395,650
Amount due to third parties	925,069	957,172
Totals	$2,273,910	$2,352,822

11.	CONTRACT LIABILITY

Contract liability consist of the following:

	March 31, 2025	September 30, 2024
Advance from customers	$264,636	$285,226
Totals	$264,636	$285,226

12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2025	September 30, 2024
Late fees for accrued taxes	$5,874,698	$5,558,989
Judgment amount	1,116	-
Profession fee	68,897	71,288
Accrued rental	70,825	73,284
Totals	$6,015,536	$5,703,561

13.	BALANCES WITH RELATED PARTIES

	Note	March 31, 2025	September 30, 2024
Due from related parties
Shaowei Peng	(b)	$1,283	$1,328
Wanwu Kang	(c)	1,211	1,253
Totals		$2,494	$2,581

Due to related parties
Yulong Yi	(a)	$2,048,487	$1,793,741
Ru Zhang	(d)	11,171	-
Totals		$2,059,658	$1,793,741

(a)	Chairman and shareholders (shareholding ratio of 71.6216%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	CTO and shareholders (shareholding ratio of 6.7568%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE.

(c)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

(d)	Legal representative of Beijing ZhuoXun Century Culture Communication Co., Ltd Luoyang Branch office.

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

PRC Tax

Based on the Circular No. 13 of the State Tax Bureau for 2022, effective from January 1, 2022, for small and micro-profit enterprises, the portion of the annual taxable income not exceeding RMB 1 million will be reduced by 25% and counted as taxable income, the corporate income tax will be paid at a rate of 20%. For the taxable income that exceeds RMB 1 million but does not exceed RMB 3 millions, the amount will be reduced by 50% and counted as taxable income, the corporate income tax will also be paid at a rate of 20%. During the six months ended March 31, 2025 and 2024, the operating entities within China were rated as small and micro enterprises.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Six Months Ended March 31,
	2025	2024
Loss before income taxes	$(879,173)	$(1,256,214)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(219,793)	(314,053)
Reconciling items:
Non-deductible expenses	128,929	17,351
Change in valuation allowance	90,864	296,702
Income tax expenses (benefits)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax balances as of March 31, 2025 and September 30, 2024 are as follows:

	March 31,	September 30,
	2025	2024
Deferred tax asset:
Bad debt provision	$-	$117,361
Inventory provision	-	96,033
Long-term asset impairment	-	12,642
Impairment of intangible assets	-	36,143
Tax loss carryforward	1,335,487	1,288,154
Totals	1,335,487	1,550,333
Less: Allowance of deferred tax asset	$(1,335,487)	$(1,550,333)
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	March 31,	September 30,
	2025	2024
Company income tax payable	$1,877,338	$1,942,488
VAT tax payable	1,359,144	1,407,181
Individual income tax payable	1,977,632	2,046,261
Other taxes payable	171,135	177,074
Totals	$5,385,249	$5,573,004

15.	SEGMENT REPORTING

The Company has determined that it operates in two main operating segments: (1) Charge for use of brand and (2) Commission fee revenue.

The following tables present the summary of each reportable segment’s revenue and income, which is considered as a segment operating performance measure, for the six months ended March 31, 2025:

	Charge for use of brand	Commission fee revenue	Others	Consolidated
Current assets	$51,662	$16,565	-	$68,227
Non-current assets	6,749	6,892	-	13,641
Revenues	10,437	14,409	169	25,015
Segment gross profit	10,437	7,995	51	18,483
Segment gross margin	100.00%	55.49%	30.18%	73.89%

16.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the six months ended March 31, 2025 and 2024, the Company contributed a total of $40,402 and $50,138, respectively, to these funds.

17.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2025 to the date these interim condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these interim condensed consolidated financial statements.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2025, the Company’s current liabilities exceeded the current assets by $16,948,436, its accumulated deficit was $18,423,882 and the Company has incurred losses during the six months ended March 31, 2025 and 2024. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2025	RMB7.2572 to $1
September 30, 2024	RMB7.0138 to $1

Income statement and cash flows items
For the six months ended March 31, 2025	RMB7.2311 to $1
For the six months ended March 31, 2024	RMB7.1828 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. As of March 31, 2025 and September 30, 2024, the impairment of intangible assets was $48,874 and $49,338.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2025 and 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$5,428	100.00	$36	100.00
Cost of revenue	(1,046)	(19.27)	-	-
Gross profit	4,382	80.73	36	100.00
Selling expenses	(48,703)	(897.25)	(63,349)	(175,969.44)
General and administrative expenses	(87,242)	(1,607.26)	(136,587)	(379,408.33)
Loss from operations	(131,563)	(2,423.78)	(199,900)	(555,277.78)
Other income	(249,149)	(4,590.07)	(254,447)	(706,797.22)
Net loss before income taxes	(380,712)	(7,013.85)	(454,347)	(1,262,075.00)
Income tax benefit	-	-	-	-
Net loss	$(380,712)	(7,013.85)	$(454,347)	(1,262,075.00)

Revenue

The Company’s revenue increased from $36 to $5,428 during the three months ended March 31, 2025 compared with the same period in 2024. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s operation. The Company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station and Zhuoxun Youxuan stores, and generation of commission fee revenue, preliminary results were achieved.

Cost of revenue

Our cost of revenue was $1,046 and $nil for the three months ended March 31, 2025 and 2024, respectively. The increase was mainly from data traffic costs of online broadcast room, depending on data usage, transmission rates and peak bandwidth, which influenced by duration, video quality, and audience size for online broadcast room. There were no costs for charge for use of brand revenue.

Gross profit and gross margin

Our gross profit was $4,382 for the three months ended March 31, 2025, compared with a gross profit of $36 for the same period in 2024. Gross profit as a percentage of revenue (gross margin) was 80.73% for the three months ended March 31, 2025, compared to 100.00% for the same period in 2024.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fees, travel expenses. Our selling expenses decreased by $14,646 to $48,703 for the three months ended March 31, 2025 by controlling expenses, compared to $63,349 for the same period in 2024. As our main business shifted to commission fee revenue, we did not have to pay any cloud product service fees, so service fees decreased by $12,249 for the three months ended March 31, 2025 compared with the same period in 2024.

	Three Months ended March 31,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	32,480	66.69	34,478	54.43	(1,998)	(5.79)
Service fee	9,384	19.27	21,633	34.15	(12,249)	(56.62)
Depreciation and amortization	3,600	7.39	3,655	5.77	(55)	(1.50)
Others	3,239	6.65	3,583	5.65	(344)	(9.60)
Total Selling Expense	$48,703	100.00	$63,349	100.00	$(14,646)	(23.12)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $49,345 to $87,242 for the three months ended March 31, 2025, compared to $136,587 for the same period in 2024. The salary and welfare decreased by $20,331 for the three months ended March 31, 2024, compared with the same period 2024, mainly due to the decrease of chairman’s salary and the decrease of general and administrative employees. Due to the decrease of employees, the Company reconfigured the office, therefore our rent decreased by $24,762 for the three months ended March 31, 2025 compared with the same period 2024.

	Three Months ended March 31,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	47,206	54.11	67,537	49.45	(20,331)	(30.10)
Depreciation and amortization	794	0.91	1,505	1.10	(711)	(47.24)
Rent	15,170	17.39	39,932	29.24	(24,762)	(62.01)
Professional fees	14,129	16.20	16,364	11.98	(2,235)	(13.66)
Bad debt	-	-	50	0.04	(50)	(100.00)
Others	9,943	11.39	11,199	8.19	(1,256)	(11.22)
Total G&A Expenses	$87,242	100.00	$136,587	100.00	$(49,345)	(36.13)

Other expense, net

Our other expense was $249,149 for the three months ended March 31, 2025, compared to $254,447 for the same period 2024. It mainly includes late fees for accrued taxes.

Income tax benefit

Our income tax benefit were $nil and $nil for the three months ended March 31, 2025 and 2024.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $380,712 and $454,347 for the three months ended March 31, 2025 and 2024, respectively.

Comparison of Six Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended March 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Six Months Ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$25,015	100.00	$84	100.00
Cost of revenue	(6,532)	(26.11)	-	-
Gross profit	18,483	73.89	84	100.00
Selling expenses	(96,875)	(387.27)	(164,736)	(196,114.29)
General and administrative expenses	(295,492)	(1,181.26)	(595,084)	(708,433.33)
Loss from operations	(373,884)	(1,494.64)	(759,736)	(904,447.62)
Other income (expense), net	(505,289)	(2,019.94)	(496,478)	(591,045.24)
Net loss before income taxes	(879,173)	(3,514.58)	(1,256,214)	(1,495,492.86)
Income tax benefit	-	-	-	-
Net loss	$(879,173)	(3,514.58)	$(1,256,214)	(1,495,492.86)

Revenue

Our revenue was increased from $84 to $25,015 during the six months ended March 31, 2025 compared with the same period in 2024. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s operation. The Company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station and Zhuoxun Yuo Xuan, and commission fee revenue, preliminary results were achieved.

Cost of revenue

Our cost of revenue was increased from $nil to $6,532 during the six months ended March 31, 2025 compared with the same period in 2024. The increase was mainly from data traffic costs of online broadcast room, depending on data usage, transmission rates and peak bandwidth, which influenced by duration, video quality, and audience size for online broadcast room. There were no costs for charge for use of brand revenue.

Gross profit and gross margin

Our gross profit was $18,483 for the six months ended March 31, 2025, compared with a gross profit of $84 for the same period in 2024. Gross profit as a percentage of revenue (gross margin) were 73.89% and 100% for the six months ended March 31, 2025 and 2024, respectively.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fees, travel expenses. Our selling expenses decreased by $67,861 to $96,875 for the six months ended March 31, 2025 by controlling expenses, compared to $164,736 for the same period in 2024. As our main business shifted to charge for use of brand, we did not have to pay any cloud product service fees, so service fees decreased by $43,311 for the six months ended March 31, 2025 compared with the same period in 2024.

	Six Months ended March 31,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	68,514	70.73	72,026	43.72	(3,512)	(4.88)
Service fee	17,305	17.86	60,616	36.80	(43,311)	(71.45)
Depreciation and amortization	7,239	7.47	7,287	4.42	(48)	(0.66)
Others	3,817	3.94	24,807	15.06	(20,990)	(84.61)
Total Selling Expense	$96,875	100.00	$164,736	100.00	$(67,861)	(41.19)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $299,592 to $295,492 for the six months ended March 31, 2025 by controlling expenses, compared to $595,084 for the same period in 2024. The salary and welfare decreased by $45,040 for the six months ended March 31, 2025, compared with the same period 2024, mainly due to the decrease of chairman’s salary and the decrease of general and administrative employees. As a result of reconfigure the office, our rental expenses decreased by $48,301 for the six months ended March 31, 2025 compared with the same period 2024.

	Six Months ended December 31,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	95,910	32.46	140,950	23.69	(45,040)	(31.95)
Depreciation and amortization	1,649	0.56	5,959	1.00	(4,310)	(72.33)
Rent	24,726	8.37	73,027	12.27	(48,301)	(66.14)
Professional fees	151,966	51.43	291,109	48.92	(139,143)	(47.80)
Bad debt	-	-	16,219	2.73	(16,219)	(100.00)
Impairment of intangible assets	-	-	38,938	6.54	(38,938)	100.00
Others	21,241	7.18	28,882	4.85	(7,641)	(26.46)
Total G&A Expenses	$295,492	100.00	$595,084	100.00	$(299,592)	(50.34)

Other expense, net

Our other expense was $505,289 for the six months ended March 31, 2025, compared to $496,478 for the same period 2024. It mainly includes late fees for accrued taxes.

Income tax benefit.

Our income tax benefit was $nil and $nil for the six months ended March 31, 2025 and 2024.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $879,173 and $1,256,214 for the six months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(346,042)	$(374,109)
Net cash provided by investing activities	16,318	-
Net cash provided by financing activities	327,255	380,204
Net increase in cash and cash equivalents	(2,469)	6,095
Effect of exchange rate changes on cash and cash equivalents	(1,111)	541
Cash and cash equivalents at the beginning of period	33,319	57,699
Cash and cash equivalents at the end of period	$29,739	$64,336

As of March 31, 2025, we had cash and cash equivalents of $29,739. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $346,042 for the six months ended March 31, 2025, as compared to $374,109 net cash used in operating activities for the six months ended March 31, 2024.

The net cash used in operating activities for the six months ended March 31, 2025 was mainly due to our net loss of $879,173, and the increase in accounts receivable of $4,908, partially offset by the increase in accrued liabilities of $505,085.

The net cash used in operating activities for the six months ended March 31, 2024 was mainly due to our net loss of $1,256,214, partially offset by the adjustments to reconcile net loss of $49,605, the increase in accounts payable of $108,535, the increase in contract liabilities of $169,048.

Investing Activities

Net cash provided by investing activities was $16,318 for the six months ended March 31, 2025, as compared to $nil for the six months ended March 31, 2024. The net cash used in investing activities for the six months ended March 31, 2025 was mainly attributable to proceeds from sale of transportation equipment.

Financing Activities

Net cash provided by financing activities was $327,255 for the six months ended March 31, 2025, as compared to $380,204 for the six months ended March 31, 2024. The net cash used in financing activities for the six months ended March 31, 2025 and 2024 was mainly attributable to amount due to related parties.

Off-Balance Sheet Arrangements

As of March 31, 2025 and September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Zhuoxun Hongtu Inc.
(Registrant)

Date: May 20, 2025	By:	/s/ Yulong Yi
Yulong Yi
Chairman of the Board of Directors,
CEO, President, & Treasurer
(Principal Executive Officer &
Principal Financial Accounting Officer)