Form 10-Q
period 2025-06-30
Zhuoxun Hongtu Inc.
filed 2025-08-20
CIK 1639327

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

ZHUOXUN HONGTU INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except Number of Shares)

	June 30,	September 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,110	$33,319
Other monetary funds	431	-
Accounts receivable, net	5,297	-
Prepayment, net	5,496	23,398
Other receivables, net	29,524	19,646
Due from related parties	2,386	2,581
Inventory, net	-	-
Total Current Assets	72,244	78,944

NON-CURRENT ASSETS
Right of use assets	-	4,364
Property, plant and equipment, net	9,412	31,884
Intangible assets, net	2,534	3,219
Total non-Current Assets	11,946	39,467

TOTAL ASSETS	$84,190	$118,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,306,796	$2,352,822
Lease liability - current	-	2,521
Contract liability	267,974	285,226
Amount due to related parties	2,169,582	1,793,741
Payroll payable	714,433	738,255
Tax payable	5,453,177	5,573,004
Other payable	324,179	285,353
Accrued liabilities	6,345,658	5,703,561
Total Current Liabilities	17,581,799	16,734,483

TOTAL LIABILITIES	17,581,799	16,734,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2025 and September 30, 2024*	100	100
Common stock, Par Value $0.0001, 600,000,000 shares authorized, 423,237,273 shares issued and outstanding as of June 30, 2025 and September 30, 2024*	42,324	42,324
Additional paid-in capital	63,236	63,236
Statutory reserve	1,545	1,545
Accumulated deficits	(18,769,946)	(17,544,858)
Accumulated other comprehensive gain	1,249,753	908,051
Non-controlling interest	(84,621)	(86,470)
Total Stockholders’ Deficit	(17,497,609)	(16,616,072)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,190	$118,411

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE	$477	$13,833	$25,492	$13,917
COST OF REVENUE	980	864	7,512	864
GROSS (LOSS) PROFIT	(503)	12,969	17,980	13,053

OPERATING EXPENSES
Selling expenses	29,449	54,532	126,324	219,268
General and administrative expenses	64,160	239,810	359,652	834,894
Total Operating Expenses	93,609	294,342	485,976	1,054,162

LOSS FROM OPERATIONS	(94,112)	(281,373)	(467,996)	(1,041,109)

OTHER INCOME (EXPENSE), NET
Interest income	4	18	21	91
Other income	4	(29)	5,181	13,238
Other expense	(251,959)	(252,032)	(762,442)	(761,850)
Total Other Income (Expense), net	(251,951)	(252,043)	(757,240)	(748,521)

NET LOSS BEFORE TAXES	(346,063)	(533,416)	(1,225,236)	(1,789,630)

Income tax benefit (expense)	-	-	-	-

NET LOSS	(346,063)	(533,416)	(1,225,236)	(1,789,630)

Net profit (loss) attributable to non-controlling interests	-	2	(148)	(4)
Net loss attributable to company’s shareholders	(346,063)	(533,418)	(1,225,088)	(1,789,626)

OTHER COMPREHENSIVE (LOSS)/ INCOME
Foreign currency translation gain (loss) attributable to non-controlling interests	(1,054)	-	1,997	-
Foreign currency translation gain (loss) attributable to shareholders	(215,696)	91,760	341,702	(38,707)

COMPREHENSIVE INCOME/ (LOSS) ATTIBUTABLE TO NON-CONTROLLING INTERESTS	$(1,054)	$2	$1,849	$(4)
COMPREHENSIVE INCOME/ (LOSS) ATTIBUTABLE TO SHAREHOLDERS	(561,759)	(441,658)	(883,386)	(1,828,333)

Basic and diluted loss per share*	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Weighted average number of common shares outstanding – basic and diluted*	423,237,273	423,237,273	423,237,273	423,237,273

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED June 30, 2025 AND 2024

(In U.S. dollars except Number of Shares)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(17,544,858)	$908,051	$(86,470)	$(16,616,072)

Net loss							(1,225,088)		(148)	(1,225,236)
Foreign currency translation adjustment								341,702	1,997	343,699

Balance at June 30, 2025	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(18,769,946)	$1,249,753	$(84,621)	$(17,497,609)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Value	Shares	Value	Capital	reserves	Deficits	income (loss)	interests	Equity
Balance at September 30, 2023	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(15,288,351)	$1,513,786	$(86,031)	$(13,753,391)

Net income (loss)							(1,789,626)		(4)	(1,789,630)
Foreign currency translation adjustment								(38,707)		(38,707)

Balance at June 30, 2024	1,000,000	$100	423,237,273	$42,324	$63,236	$1,545	$(17,077,977)	$1,475,079	$(86,035)	$(15,581,728)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(UNAUDITED)

	For The Nine Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,225,236)	$(1,789,630)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Recovery) provision for credit losses	-	(10,380)
Impairment of intangible assets	-	38,852
Impairment of other assets	-	10,419
Gain from the disposal of property and equipment	(4,848)	-
Depreciation and amortization	10,739	17,861
Amortization of prepaid expenses	-	7,804
Operating lease expenses	4,254	5,830
Changes in operating assets and liabilities:
Accounts receivables	(5,249)	-
Other receivables	(10,206)	(16,711)
Advances to suppliers	17,247	(26,747)
Due from related party	138	405
Inventory	-	(23,267)
Accounts payable	4,165	62,037
Contract liabilities	(11,063)	159,762
Payroll payable	(7,989)	(9,105)
Tax payables	(844)	(5,266)
Other payables	44,517	(17,995)
Lease liabilities- current & non-current	(2,467)	(7,401)
Accrued liabilities	757,046	900,251
Net cash used in operating activities	(429,796)	(703,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	16,318	-
Net cash provided by investing activities	16,318	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	410,441	678,219
Net cash provided by financing activities	410,441	678,219

EFFECT OF EXCHANGE RATE ON CASH	(741)	461

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,778)	(24,601)

CASH AT BEGINNING OF YEAR	$33,319	$57,699

CASH AT END OF YEAR	$29,541	$33,098

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the years for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ZHUOXUN HONGTU INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars except Number of Shares)

1.	ORGANIZATION AND BUSINESS

Zhuoxun Hongtu Inc. (the “Company”) was incorporated on March 9, 2015, in the state of Nevada. The name of the Company was changed from “Gushen, Inc.” to “Zhuoxun Hongtu Inc.“since August 23, 2024 to align with the Company’s operations and brands for its subsidiaries.

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

The following combined financial information of the Group’s VIEs as of June 30, 2025 and September 30, 2024 and for the nine months ended June 30, 2025 and 2024 included in the accompanying consolidated financial statements of the Group was as follows:

	As of June 30,	As of September 30,
	2025	2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$24,192	$26,149
Other monetary funds	431	-
Accounts receivable, net	5,297	-
Prepayment, net	5,496	23,398
Other receivables, net	29,524	19,646
Intercompany receivables	110,293	114,838
Due from related parties	2,386	2,581
Inventory	-	-
Total Current Assets	177,619	186,612

NON-CURRENT ASSETS
Right of use assets	-	4,364
Property, plant and equipment, net	9,412	31,884
Intangible assets, net	2,534	3,219
Total non-Current Assets	11,946	39,467

TOTAL ASSETS	$189,565	$226,079

CURRENT LIABILITIES
Accounts payable	$2,306,796	$2,352,822
Lease liability - current	-	2,521
Contract liability	267,974	285,226
Amount due to related parties	2,168,960	1,793,126
Payroll payable	714,433	738,255
Tax payable	5,453,177	5,573,004
Other payable	324,179	285,353
Accrued liabilities	6,345,658	5,703,561
Total Current Liabilities	17,581,177	16,733,868

TOTAL LIABILITIES	$17,581,177	$16,733,868

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$477	$13,833	$25,492	$13,917
COST OF REVENUE	980	864	7,512	864
GROSS (LOSS) PROFIT	(503)	12,969	17,980	13,053

OPERATING EXPENSES
Selling expenses	29,449	54,532	126,324	219,268
General and administrative expenses	64,160	239,810	359,617	834,837
Total Operating Expenses	93,609	294,342	485,941	1,054,105

LOSS FROM OPERATIONS	(94,112)	(281,373)	(467,961)	(1,041,052)

OTHER INCOME (EXPENSE), NET
Interest income	2	12	13	71
Other income	4	(29)	5,181	13,238
Other expense	(251,959)	(252,032)	(762,442)	(761,850)
Total Other Income (Expense), net	(251,953)	(252,049)	(757,248)	(748,541)

NET LOSS BEFORE TAXES	(346,065)	(533,422)	(1,225,209)	(1,789,593)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(346,065)	$(533,422)	$(1,225,209)	$(1,789,593)

	For The Nine Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(427,695)	$(701,160)
Net cash provided by investing activities	16,318	-
Net cash provided by financing activities	410,420	678,169

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2025, the Company’s current liabilities exceeded the current assets by $17,509,555, its accumulated deficit was $18,769,946 and the Company has incurred losses during the nine months ended June 30, 2025 and 2024. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Contract liability

The contract liabilities consist of advances from customers, which relate to unsatisfied performance obligations at the end of each reporting period and consists of cash payments received in advance from customers in sales of training course and brand usage fee. As of June 30, 2025 and September 30 2024, the Company’s advances from customer unearned training fee and brand usage fee amounted to $267,974 and $285,226, respectively.

The Company reports revenues net of applicable sales taxes and related surcharges.

Revenue by major product line

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Training Revenue	$-	$23	$-	$107
Charge for use of brand	-	12,581	10,437	12,581
Commission fee revenue	338	-	14,747	-
Other Revenue	139	1,229	308	1,229
Total Revenue	$477	$13,833	$25,492	$13,917

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2025	RMB7.1668 to $1
September 30, 2024	RMB7.0138 to $1

Income statement and cash flows items
For the nine months ended June 30, 2025	RMB7.2313 to $1
For the nine months ended June 30, 2024	RMB7.1986 to $1

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. For the nine months ended June 30, 2025 and 2024, the impairment loss were $nil and $49,271, respectively.

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

The Company evaluates the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the nine months ended June 30, 2025 and 2024, the Company did not have any impairment loss against its operating lease ROU assets.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2025 and September 30, 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

Concentrations

For the nine months ended June 30, 2025, three customers accounted for 58%, 16%, 16% of the Company’s total revenue. For the nine months ended June 30, 2024, four customers accounted for 24%, 16%, 16%, 16% of the Company’s total revenue. As of June 30, 2025, one customer accounted for 100% of the Company’s total accounts receivable balance. As of September 30, 2024, the Company has no accounts receivable.

For the nine months ended June 30, 2025, the Company has one supplier accounted for 97% of the Company’s total purchases. For the nine months ended June 30, 2024, two suppliers accounted for 59%, 20% of the Company’s total purchases, respectively. As of June 30, 2025 and September 30, 2024, no supplier accounted for more than 10% of the Company’s total accounts payable balance.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2025	September 30, 2024
Accounts receivable from third party	$5,297	$-
Totals	$5,297	$-

4.	PREPAYMENTS

Prepayments consist of the following:

	June 30, 2025	September 30, 2024
Prepaid service fee	$5,496	$23,398
Totals	$5,496	$23,398

5.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	June 30, 2025	September 30, 2024
Amount due from third parties	$454,007	$453,554
Amount due from employees	1,395	2,673
Deposit & guarantee	21,762	21,310
Others	11,781	11,552
Less: allowance for credit loss	(459,421)	(469,443)
Other receivables, net	$29,524	$19,646

The following table sets forth the movement of allowance for credit loss:

	June 30,	September 30,
	2025	2024
Beginning	$469,443	$461,640
Additions	-	16,206
Write off bad debt	-	(26,600)
Exchange rate difference	(10,022)	18,197
Balance	$459,421	$469,443

6.	INVENTORY, NET

	June 30, 2025	September 30, 2024
Cost	$375,933	$384,133
Less: provision for inventory	(375,933)	(384,133)
Net amount	$-	$-

The following table sets forth the movement of provision for the inventory:

	June 30, 2025	September 30, 2024
Beginning	$384,133	$369,367
Exchange rate difference	(8,200)	14,766
Balance	$375,933	$384,133

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2025	September 30, 2024
Office and computer equipment	$67,427	$68,897
Transportation equipment	22,325	75,565
Less: Accumulated depreciation	(80,340)	(112,578)
Totals	$9,412	$31,884

Depreciation expenses charged to the statements of operations for the three months ended June 30, 2025 and 2024 were $1,647 and $4,416, and for the nine months ended June 30, 2025 and 2024 were $10,128 and $15,065, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30,	September 30,
	2025	2024
Software	$95,901	$97,993
Less: Accumulated amortization	(54,342)	(54,897)
Less: Impairment of intangible assets	(39,025)	(39,877)
Totals	$2,534	$3,219

Amortization charged to the statements of operations for the three months ended June 30, 2025 and 2024 were $204 and $199, and for the nine months ended June 30, 2025 and 2024 were $611 and $2,796, respectively.

9.	LEASE

With the adoption of the new leasing standard, the Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of future lease payments, discounted at 3.50% (weighted average rate for operating leases), the Company’s incremental borrowing rate, over the expected term.

Supplemental balance sheet information related to operating leases and finance leases was as follows:

	June 30, 2025	September 30, 2024
Right-of-use assets	$-	$4,364
Right-of-use assets - Operating lease	-	12,164
Accumulated amortization	-	(7,800)
Lease liabilities - current	-	2,521
Operating lease	-	2,521

During the nine months ended June 30, 2025 and 2024, the Company incurred total operating lease expenses of $4,254 and $5,830, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2025:

Operating Leases

1st year	$-
Total lease payments	-
Less: Imputed interest	-
Present value of lease liabilities	-
Current lease liabilities	-

10.	ACCOUNTS PAYABLE

Accounts payable consist of the following:

	June 30, 2025	September 30, 2024
Amount due to agents	$1,367,888	$1,395,650
Amount due to third parties	938,908	957,172
Totals	$2,306,796	$2,352,822

11.	CONTRACT LIABILITY

Contract liability consist of the following:

	June 30, 2025	September 30, 2024
Advance from customers	$267,974	$285,226
Totals	$267,974	$285,226

12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2025	September 30, 2024
Late fees for accrued taxes	$6,203,043	$5,558,989
Judgment amount	1,130	-
Profession fee	69,766	71,288
Accrued rental	71,719	73,284
Totals	$6,345,658	$5,703,561

13.	BALANCES WITH RELATED PARTIES

	Note	June 30, 2025	September 30, 2024
Due from related parties
Shaowei Peng	(b)	$1,160	$1,328
Wanwu Kang	(c)	1,226	1,253
Totals		$2,386	$2,581

Due to related parties
Yulong Yi	(a)	$2,158,045	$1,793,741
Ru Zhang	(d)	11,537	-
Totals		$2,169,582	$1,793,741

(a)	Chairman and shareholders (shareholding ratio of 71.6216%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Chairman and legal representative of Beijing Fengyuan Zhihui Education Technology Co., Ltd.

(b)	CTO and shareholders (shareholding ratio of 6.7568%) of Beijing ZhuoXun Century Culture Communication Co., Ltd. and Director of WFOE

(c)	Shareholder of Beijing Zhuoxun Century Culture Communication Co., Ltd. with a shareholding ratio of 5.4054%.

(d)	Legal representative of Beijing ZhuoXun Century Culture Communication Co., Ltd Luoyang Branch office

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

PRC Tax

Based on the Circular No. 13 of the State Tax Bureau for 2022, effective from January 1, 2022, for small and micro-profit enterprises, the portion of the annual taxable income not exceeding RMB 1 million will be reduced by 25% and counted as taxable income, the corporate income tax will be paid at a rate of 20%. For the taxable income that exceeds RMB 1 million but does not exceed RMB 3 millions, the amount will be reduced by 25% and counted as taxable income, the corporate income tax will also be paid at a rate of 20%. During the nine months ended June 30, 2025 and 2024, the operating entities within China were rated as small and micro enterprises.

A reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For The Nine Months Ended June 30,
	2025	2024
Loss before income taxes	$(1,225,236)	$(1,789,630)
PRC statutory income tax rate	25%	25%
Income tax benefit computed at statutory corporate income tax rate	(306,309)	(447,408)
Reconciling items:
Non-deductible expenses	191,926	245,146
Change in valuation allowance	114,383	202,262
Income tax expenses (benefits)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax balances as of June 30, 2025 and September 30, 2024 are as follows:

	June 30,	September 30,
	2025	2024
Deferred tax asset:
Bad debt provision	$114,856	$117,361
Inventory provision	93,983	96,033
Long-term asset impairment	12,372	12,642
Accrued liabilities	35,371	36,143
Tax loss carryforward	1,375,788	1,288,154
Totals	1,632,370	1,550,333
Less: Allowance of deferred tax asset	$(1,632,370)	$(1,550,333)
Net amount	-	-

Taxes payable

Taxes payable consisted of the following:

	June 30,	September 30,
	2025	2024
Company income tax payable	$1,901,019	$1,942,488
VAT tax payable	1,376,287	1,407,181
Individual income tax payable	2,002,577	2,046,261
Other taxes payable	173,294	177,074
Totals	$5,453,177	$5,573,004

15.	SEGMENT REPORTING

The Company has determined that it operates in three main operating segments: (1) Charge for use of brand, (2) Commission fee revenue and (3) Others.

The following tables present the summary of each reportable segment’s revenue and income, which is considered as a segment operating performance measure, for the nine months ended June 30, 2025:

	Charge for use of brand	Commission fee revenue	Others	Consolidated
Current assets	$60,710	$11,534	-	$72,244
Non-current assets	6,166	5,780	-	11,946
Revenues	10,437	14,747	308	25,492
Segment gross profit	10,437	7,451	92	17,980
Segment gross margin	100.00%	50.53%	29.87%	70.53%

16.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine months ended June 30, 2025 and 2024, the Company contributed a total of $59,801 and $71,484, respectively, to these funds.

17.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2025 to the date these interim condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these interim condensed consolidated financial statements.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2025, the Company’s current liabilities exceeded the current assets by $17,509,555, its accumulated deficit was $18,769,946 and the Company has incurred losses during the nine months ended June 30, 2025 and 2024. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2025	RMB7.1668 to $1
September 30, 2024	RMB7.0138 to $1

Income statement and cash flows items
For the nine months ended June 30, 2025	RMB7.2313 to $1
For the nine months ended June 30, 2024	RMB7.1986 to $1

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. For the nine months ended June 30, 2025 and 2024, the impairment loss were $nil and $49,271, respectively.

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2025 and September 30, 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$477	100.00	$13,833	100.00
Cost of revenue	(980)	(205.45)	(864)	(6.25)
Gross (loss) profit	(503)	(105.45)	12,969	93.75
Selling expenses	(29,449)	(6,173.79)	(54,532)	(394.22)
General and administrative expenses	(64,160)	(13,450.73)	(239,810)	(1,733.61)
Loss from operations	(94,112)	(19,729.98)	(281,373)	(2,034.07)
Other income, net	(251,951)	(52,819.92)	(252,043)	(1,822.04)
Net loss before income taxes	(346,063)	(72,549.90)	(533,416)	(3,856.11)
Income tax benefit	-	-	-	-
Net loss	$(346,063)	(72,549.90)	$(533,416)	(3,856.11)

Revenue

The Company’s revenue decreased from $13,833 to $477 during the three months ended June 30, 2025 compared with the same period in 2024. The decrease was mainly due to the low threshold of private domain live broadcasting, the company has encountered fierce competition in carrying out new investment promotion, and there is no new audience consumers.

Cost of revenue

Our cost of revenue was $980 and $864 for the three months ended June 30, 2025 and 2024, respectively, mainly from the data traffic costs of online broadcast room, which was relatively fixed.

Gross profit and gross margin

Our gross loss was $503 for the three months ended June 30, 2025, compared with a gross profit of $12,969 for the same period in 2024. Gross loss as a percentage of revenue was 105.45% for the three months ended June 30, 2025, compared to gross profit as a percentage of revenue of 93.75% for the same period in 2024.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fees, travel expenses. Our selling expenses decreased by $25,083 to $29,449 for the three months ended June 30, 2025, compared to $54,532 for the same period in 2024. The salary and welfare decrease by $11,074 for the three months ended June 30, 2025, compared to the same period in 2024, mainly due to the decrease of our selling employees. As the company’s main revenue steams shifted to charge for use of brand, the company did not have to pay any cloud product service fees, so service fees decreased by $8,543 for the three months ended June 30, 2025.

	Three Months ended June 30,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	20,292	68.91	31,366	57.52	(11,074)	(35.31)
Service fee	7,589	25.77	16,132	29.58	(8,543)	(52.96)
Depreciation and amortization	1,188	4.03	3,620	6.64	(2,432)	(67.18)
Others	380	1.29	3,414	6.26	(3,034)	(88.87)
Total Selling Expense	$29,449	100.00	$54,532	100.00	$(25,083)	(46.00)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $175,650 to $64,160 for the three months ended June 30, 2025, compared to $239,810 for the same period in 2024. The salary and welfare decreased by $7,449 for the three months ended June 30, 2025, compared with the same period 2024, mainly due to the decrease of chairman’s salary. Profession fee decreased by $130,552 for the three months ended June 30, 2025, compared with the same period 2024, mainly due to the decrease of consulting and audit fees.

	Three Months ended June 30,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	38,993	60.77	46,442	19.37	(7,449)	(16.04)
Depreciation and amortization	662	1.03	995	0.41	(333)	(33.47)
Rent	3,226	5.03	28,908	12.05	(25,682)	(88.84)
Profession fee	14,893	23.21	145,445	60.65	(130,552)	(89.76)
Impairment	-	-	10,333	4.31	(10,333)	(100.00)
Others	6,386	9.96	7,687	3.21	(1,301)	(16.92)
Total G&A Expenses	$64,160	100.00	$239,810	100.00	$(175,650)	(73.25)

Other expense, net

Our other expense was $251,951 and $252,043 for the three months ended June 30, 2025 and 2024, respectively. It mainly includes late fees for accrued taxes.

Income tax benefit

Our Income tax benefit were $ nil and $nil for the three months ended June 30, 2025 and 2024.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $346,063 and $533,416 for the three months ended June 30, 2025 and 2024, respectively.

Comparison of Nine Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the nine months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Nine Months Ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$25,492	100.00	13,917	100.00
Cost of revenue	(7,512)	(29.47)	(864)	(6.21)
Gross profit	17,980	70.53	13,053	93.79
Selling expenses	(126,324)	(495.54)	(219,268)	(1,575.54)
General and administrative expenses	(359,652)	(1,410.84)	(834,894)	(5,999.09)
Loss from operations	(467,996)	(1,835.85)	(1,041,109)	(7,480.84)
Other income (expense), net	(757,240)	(2,970.50)	(748,521)	(5,378.47)
Net loss before income taxes	(1,225,236)	(4,806.35)	(1,789,630)	(12,859.31)
Income tax benefit	-	-	-	-
Net loss	$(1,225,236)	(4,806.35)	(1,789,630)	(12,859.31)

Revenue

The Company’s revenue increased from $13,917 to $25,492 during the nine months ended June 30, 2025 compared with the same period in 2024. With the explosion of short videos in China and the proliferation of fragmented knowledge, people’s lifestyle and the way of thinking and learning have changed after the pandemic, resulting in an enormous shock to the Company’s operation. The Company adjusted its mode of operation, gradually shifted its business focus to the brand authorization for community healthy station and Zhuoxun Youxuan stores, and generation of commission fee revenue.

Cost of revenue

Our cost of revenue was $7,512 and $864 for the nine months ended June 30, 2025 and 2024, respectively. The increase was mainly from data traffic costs of online broadcast room, depending on data usage, transmission rates and peak bandwidth, which influenced by duration, video quality, and audience size for online broadcast room. There were no costs for charge for use of brand revenue.

Gross profit and gross margin

Our gross profit was $17,980 for the nine months ended June 30, 2025, compared with a gross profit of $13,053 for the same period in 2024. Gross profit as a percentage of revenue (gross margin) was 70.53% for the nine months ended June 30, 2025, compared to a gross profit of 93.79% for the same period in 2024.

Selling expenses

Our selling expenses consist primarily of compensation and benefits to our expense related to the revenue, such as service fees, travel expenses. Our selling expenses decreased by $92,944 to $126,324 for the nine months ended June 30, 2025, compared to $219,268 for the same period in 2024. The salary and welfare decrease by $14,586 for the nine months ended June 30, 2025, compared to the same period in 2024, mainly due to the decrease of our selling employees. As the company’s main revenue steams shifted to charge for use of brand, the company did not have to pay any cloud product service fees, so service fees decreased by $51,854 for the nine months ended June 30, 2025.

	Nine Months ended June 30,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	88,806	70.30	103,392	47.15	(14,586)	(14.11)
Service fee	24,894	19.71	76,748	35.00	(51,854)	(67.56)
Depreciation and amortization	8,427	6.67	10,907	4.97	(2,480)	(22.74)
Others	4,197	3.32	28,221	12.88	(24,024)	(85.13)
Total Selling Expense	$126,324	100.00	219,268	100.00	(92,944)	(42.39)

General and administrative expenses

Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $475,242 to $359,652 for the nine months ended June 30, 2025, compared to $834,894 for the same period in 2024. The salary and welfare decreased by $52,489 for the nine months ended June 30, 2025, compared with the same period 2024, mainly due to the decrease of chairman’s salary and the decrease of general and administrative employees. As a result of reconfigure the office, our rental expenses decreased by $73,983 for the nine months ended June 30, 2025 compared with the same period 2024. Profession fee decreased by $269,695 for the nine months ended June 30, 2025, compared with the same period 2024, mainly due to the decrease of consulting and audit fees.

	Nine Months ended June 30,
	2025		2024		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and welfare	134,903	37.51	187,392	22.45	(52,489)	(28.01)
Depreciation and amortization	2,311	0.64	6,954	0.83	(4,643)	(66.77)
Rent	27,952	7.77	101,935	12.21	(73,983)	(72.58)
Professional fees	166,859	46.39	436,554	52.29	(269,695)	(61.78)
Bad debt	-	-	16,184	1.94	(16,184)	(100.00)
Impairment of intangible assets	-	-	49,271	5.90	(49,271)	100.00
Others	27,627	7.69	36,604	4.38	(8,977)	(24.52)
Total G&A Expenses	$359,652	100.00	834,894	100.00	(475,242)	(56.92)

Other expense, net

Our other expense was $757,240 and $748,521 for the nine months ended June 30, 2025 and 2024, respectively. It mainly includes late fees for accrued taxes.

Income tax benefit

Our Income tax benefit was $nil and $nil for the nine months ended June 30, 2025 and 2024.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $1,225,236 and $1,789,630 for the nine months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flow for the periods indicated:

	Nine Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(429,796)	(703,281)
Net cash provided by investing activities	16,318	-
Net cash provided by financing activities	410,441	678,219
Net increase in cash and cash equivalents	(3,037)	(25,062)
Effect of exchange rate changes on cash and cash equivalents	(741)	461
Cash and cash equivalents at the beginning of period	33,319	57,699
Cash and cash equivalents at the end of period	$29,541	33,089

As of June 30, 2025, we had cash and cash equivalents of $29,541. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Operating Activities

Net cash used in operating activities was $429,796 for the nine months ended June 30, 2025, as compared to $703,281 net cash used in operating activities for the nine months ended June 30, 2024.

The net cash used in operating activities for the nine months ended June 30, 2025 was mainly due to out net loss of $1,225,236, partially offset by the increase in accrued liabilities of $757,046, and the increase in other payables of $44,517.

The net cash used in operating activities for the nine months ended June 30, 2024 was mainly due to our net loss of $1,789,630, the increase in other receivables of $16,711, partially offset by adjustments to reconcile net loss of $70,246, the increase in accrued liabilities of $900,251.

Investing Activities

Net cash provided by investing activities was $16,318 for the nine months ended June 30, 2025, as compared to $nil for the nine months ended June 30, 2024. The net cash provided by investing activities was mainly attributable to proceeds from sale of equipment.

Financing Activities

Net cash provided by financing activities was $410,441 for the nine months ended June 30, 2025, as compared to $678,219 for the nine months ended June 30, 2024. The net cash provided by financing activities was mainly attributable to amount due to related parties.

Off-Balance Sheet Arrangements

As of June 30, 2025 and September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Zhuoxun Hongtu Inc.
(Registrant)

Date: August 19, 2025	By:	/s/ Yulong Yi
Yulong Yi
Chairman of the Board of Directors,
CEO, President, & Treasurer
(Principal Executive Officer &
Principal Financial Accounting Officer)